Form 10-Q
period 2010-12-31
LJM Energy Corp.
filed 2011-02-14
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

 LJM Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9190 Double Diamond Parkway, Reno, NV, 89521
(Address of principal executive offices) (Zip Code)

(888) 542-7720
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of February 9, 2011, there were 3,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LJM ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH DECEMBER 31, 2010
(UNAUDITED)

LJM ENERGY CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	December 31,
	2010	June 30,
	(Unaudited)	2010

Current assets
Cash	$2,415	$7,983

Total current assets	2,415	7,983

Investment in Magnolia Prospect	18,266	18,266

Total assets	$20,681	$26,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$40,414	$3,132
Loans from stockholders	30,000	30,000

Total current liabilities	70,414	33,312

Stockholders’ deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 105,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	3,000	1,200
Deficit accumulated during the exploration stage	(55,733)	(11,083)

Total stockholders’ deficit	(49,733)	(6,883)

Total liabilities and stockholders’ deficit	$20,681	$26,249

See accompanying notes.

LJM ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From Inception
	For the Three	For the Six	(March 10, 2010)
	Months Ended	Months Ended	Through
	December 31, 2010	December 31, 2010	December 31, 2010

Net revenue	$-	$-	$-

Operating expenses
General and administrative	20,992	43,138	53,465

Total operating expenses	20,992	43,138	53,465

Net operating loss	(20,992)	(43,138)	(53,465)

Interest expense	(756)	(1,512)	(2,268)

Loss before income taxes	(21,748)	(44,650)	(55,733)

Provision for income taxes	-	-	-

Net loss	$(21,748)	$(44,650)	$(55,733)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average of common shares – basic and diluted	3,000,000	3,000,000	2,989,865

See accompanying notes.

LJM ENERGY CORP.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH DECEMBER 31, 2010

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock, March 11, 2010	3,000,000	3,000	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,000	-	3,000

Net loss	-	-	-	(55,733)	(55,733)

Balance, December 31, 2010	3,000,000	$3,000	$3,000	$(55,733)	$(49,733)

See accompanying notes.

LJM ENERGY CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		From Inception
	For the Six	(March 10, 2010)
	Months Ended	Through
	December 31, 2010	December 31, 2010

Cash flows from operating activities
Net loss	$(44,650)	$(55,733)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	3,000
Common stock issued for services	-	3,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	37,282	40,414

Net cash used in operating activities	(5,568)	(9,319)

Cash flows from investing activities
Investment in Magnolia Prospect	-	(18,266)

Net cash used by investing activities	-	(18,266)

Cash flows from financing activities
Proceeds from issuance of stockholder loan	-	30,000

Net cash provided by financing activities	-	30,000

Net increase (decrease) in cash	(5,568)	2,415

Cash, beginning of period	7,983	-

Cash, end of period	$2,415	$2,415

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-

Interest paid	$-	$-

See accompanying notes.

LJM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LJM Energy Corp. (the Company) is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915 and was incorporated under the laws of the State of Nevada on March 10, 2010.  Since inception, the Company has produced no revenues and will continue to report as an exploration stage company until significant revenues are produced.

The Company’s principal activity is the exploration and development of oil and gas properties and investments.

The Company has evaluated subsequent events through February 11, 2011, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form S-1/A for the period ended June 30, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized crude oil andnatural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

LJM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

The cost of investments in unproved properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling.  The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;  plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Property and Equipment

Property and equipment, if any, are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

Revenue Recognition

Working interest, royalty and net profit interests are recognized as revenue when oil and gas is sold and collectibility is reasonably assured.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (March 10, 2010) through December 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Value of Stock Issued for Services

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services.  The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

LJM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($55,733) from inception (March 10, 2010) through December 31, 2010. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that technological changes, changing customer needs and industry standards will enable the Company to produce oil and gas products on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820, Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment in Magnolia Prospect	$-	$-	$18,266	$18,266
Liabilities	-	-	-	-
	$-	$-	$-	$18,266

4.           INVESTMENT IN MAGNOLIA PROSPECT

On March 31, 2010, the Company paid $18,266 for a corresponding 3% undivided interest in the Magnolia Prospect, including but not limited to the interests in the oil and gas leases currently held by Mid-OK Energy Partners in an area of mutual interest. The Magnolia Prospect is a three well developmental drilling project in Pottawatomie County, Oklahoma. In addition, the Company will maintain its future proportionate share of drilling and completion costs pursuant to its participation agreement with Mid-OK Energy Partners.

LJM ENERGY CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)
5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2010.

6.           LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $30,000.  Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

7.           COMMON STOCK

On March 11, 2010, the Company issued 3,000,000 shares of its common stock to its officer for services valued at of $3,000 which was considered a reasonable estimate of fair value.

8.           PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately ($56,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2010 are as follows:

	2010

Federal net operating loss (@ 25%)		$14,000
Less: valuation allowance		(14,000)

Net deferred tax asset	$	---

The valuation allowance increased $14,000 for the period from inception (March 10, 2010) through December 31, 2010.

9.         RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through December 31, 2010, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the period from inception (March 10, 2010) through December 31, 2010 rent expense was $3,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the periods ended December 31, 2010 and June 30, 2010, together with notes thereto.

For the three months ended December 31, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended December 31, 2010.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months December 31, 2010, our total operating expenses were $20,992. Our operating expenses were primarily comprised of legal and professional fees of $20,047 for costs associated with us becoming a public company.

Net Loss.   For the three months ended December 31, 2010, our net loss was $21,748.  Our net loss was comprised of interest expense of $756 and operating expenses of $20,992.

For the six months ended December 30, 2010.

Results of Operations.

Revenues. We had no revenues for the six months ended December 31, 2010.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the six months December 31, 2010, our total operating expenses were $43,138. Our operating expenses were comprised of legal and professional fees of $40,770 for costs associated with us becoming a public company.

Net Loss.   For the six months ended December 31, 2010, our net loss was $44,650.  Our net loss was comprised of interest expense of $1,512 and operating expenses of $43,138.

Liquidity and Capital Resources. On March 30, 2010, our officer loaned us $30,000. Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds are to be used for working capital purposes and to fund the acquisition of the working interest in the Magnolia Prospect. On March 31, 2010, we paid $18,266 for a corresponding 3% undivided interest in the Magnolia Prospect, including but not limited to the interests in the oil and gas leases currently held by Mid-OK Energy Partners in an area of mutual interest. An area of mutual interest is a specific geographic area that has been defined by two or more parties whereby each party, at their option, can proportionately share in the costs and ownership of acreage acquisitions with the other party or parties.

As of December 31, 2010, we had liabilities of $70,414, of which $40,414 were represented by accounts payable and accrued expenses and $30,000 were represented by loan from stockholder. This loan from Joel Felix is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  We had no other long term liabilities, commitments or contingencies.
We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on January 19, 2011, and we are currently attempting to sell the shares that we registered. As of the date of this report, we have not sold any shares. We hope to sell a significant portion of those shares so that we will have sufficient capital to fund our operations.

If we are successful in raising more than $250,000 in the offering, then we intend to allocate $100,000 to acquiring working interests in oil and gas properties. If we are successful in raising more than $500,000 in the offering, then we intend to allocate $200,000 to acquiring working interests in oil and gas properties.  If we are successful in raising more than $750,000 in the offering, then we intend to allocated $400,000 to acquiring working interests in oil and gas properties.  If we are successful in raising more than $1,000,000 in the offering, then we intend to allocated $500,000 to acquiring working interests in oil and gas properties.  In selecting the types of properties that we look to acquire, our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant return on investment.  If the offering is unsuccessful or is of limited success, such as if we raise less than $75,000, we will need to conduct other offerings to meet our capital needs. We cannot guaranty that we will be able to raise sufficient funds in the offering.

During 2011, we expect to incur significant accounting costs of $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. We may also incur additional expenses related to the acquisition of additional oil and gas rights. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company and costs related to potential acquisitions of oil and gas rights, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash and cash equivalents of $2,415 as of December 31, 2010. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We will not be able to implement our business plan in the manner we envision unless we raise funds from our offering.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in our offering.  If we do not raise at least $75,000 from the offering, then we may not be able to pay for the expenses of the offering, finish the development of our website and fund our operations for the next twelve months.  The offering is a best efforts offering with no minimum.  We will have access to these funds as soon as they are received.

We are not currently conducting any research and development activities other than the development of our website, which we expect the total cost to be approximately $1,500.  We do not anticipate conducting such activities in the near future. If we raise more than $250,000 in the offering, we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We do not currently own any equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31
Certification of Principal Executive and Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LJM Energy Corp., a Nevada corporation

February 14, 2011	By:	/s/ Joel Felix
Joel Felix President, Secretary, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)