Form 10-Q/A
period 2010-12-31
LJM Energy Corp.
filed 2011-03-30
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes        ☐ No

As of February 9, 2011, there were 3,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On February 14, 2011, LJM Energy Corp., a Nevada corporation, (the “Registrant”), filed its Quarterly Report on Form 10-Q (“Form 10-Q”). The Registrant is filing this Amendment No.  1 to Form 10-Q (“Amendment No. 1”) to revise certain information on the cover page, specifically to check the box that the Registrant is a shell company. Amendment No. 1 does not reflect any events occurring after the date of the Form 10-Q.

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

LJM Energy Corp., a Nevada corporation

March 29, 2011	By:	/s/ Joel Felix
Joel Felix President, Secretary, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)