Form 10-Q
period 2011-03-31
LJM Energy Corp.
filed 2011-05-13
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

 LJM Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9190 Double Diamond Parkway, Reno, NV, 89521
(Address of principal executive offices) (Zip Code)

(888) 542-7720
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes        ☐ No

As of May 13, 2011, there were 5,305,570 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LJM ENERGY CORP.
(A Exploration Stage Company)
BALANCE SHEETS

ASSETS

	March 31,
	2011	June 30,
	(Unaudited)	2010

Current assets
Cash	$212,687	$7,983

Total current assets	212,687	7,983

Investment in Magnolia Prospect	18,266	18,266

Total assets	$230,953	$26,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$58,915	$3,132
Loans from stockholders	30,000	30,000

Total current liabilities	88,915	33,312

Stockholders’ deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 105,000,000 shares authorized, 5,133,570 and 3,000,000 shares issued and outstanding, respectively	5,134	3,000
Additional paid-in capital	215,123	1,200
Deficit accumulated during the exploration stage	(78,219)	(11,083)

Total stockholders’ deficit	142,038	(6,883)

Total liabilities and stockholders’ deficit	$230,953	$26,249

See accompanying notes to financial statements.

LJM ENERGY CORP.
(A Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From Inception	From Inception
	For the Three	For the Nine	(March 10, 2010)	(March 10, 2010)
	Months Ended	Months Ended	Through	Through
	March 31, 2011	March 31, 2011	March 31, 2010	March 31, 2011

Net revenue	$-	$-	$-	$-

Operating expenses
General and administrative	21,746	64,884	3,325	75,211

Total operating expenses	21,746	64,884	3,325	75,211

Loss from operations	(21,746)	(64,884)	(3,325)	(75,211)

Interest expense	(740)	(2,252)	(8)	(3,008)

Loss before income taxes	(22,486)	(67,136)	(3,333)	(78,219)

Provision for income taxes	-	-	-	-

Net loss	$(22,486)	$(67,136)	$(3,333)	$(78,219)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.03)

Weighted average of common shares – basic and diluted	3,071,119	3,023,360	3,000,000	3,008,810

See accompanying notes to financial statements.

LJM ENERGY CORP.
(A Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH MARCH 31, 2011

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock, March 11, 2010	3,000,000	3,000	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(11,083)	(11,083)

Balance, June 30, 2010	3,000,000	3,000	1,200	(11,083)	(6,883)

Issuance of common stock, March 28, 2011	2,133,570	2,134	211,223	-	213,357

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,700	-	2,700

Net loss	-	-	-	(67,136)	(67,136)

Balance, March 31, 2011	5,133,570	$5,134	$215,123	$(78,219)	$142,038

See accompanying notes to financial statements.

LJM ENERGY CORP.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
		From Inception	From Inception
	For the Nine	(March 10, 2010)	(March 10, 2010)
	Months Ended	Through	Through
	March 31, 2011	March 31, 2011	March 31, 2011

Cash flows from operating activities
Net loss	$(67,136)	$(3,333)	$(78,219)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,700	300	3,900
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	55,783	8	58,915

Net cash used in operating activities	(8,653)	(25)	(12,404)

Cash flows from investing activities
Investment in Magnolia Prospect	-	(18,266)	(18,266)

Net cash used by investing activities	-	-	(18,266)

Cash flows from financing activities
Proceeds from issuance of common stock	213,357	-	213,357
Proceeds from issuance of stockholder loan	-	30,000	30,000

Net cash provided by financing activities	213,357	30,000	243,357

Net increase (decrease) in cash	204,704	11,709	212,687

Cash, beginning of period	7,983	-	-

Cash, end of period	$212,687	$11,709	$212,687

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Common stock for services	$-	$3,000	$3,000

See accompanying notes to financial statements.

LJM ENERGY CORP.
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LJM Energy Corp. (the Company) is currently an exploration stage company under the provisions of Statement of Accounting Standards Codification (ASC) No. 915 and was incorporated under the laws of the State of Nevada on March 10, 2010.  Since inception, the Company has produced no revenues and will continue to report as an exploration stage company until significant revenues are produced.

The Company’s principal activity is the exploration and development of oil and gas properties and investments.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form S-1/A for the period ended June 30, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful   exploration   and   development   activities   are   capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (March 10, 2010) through March 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($78,219) from inception (March 10, 2010) through March 31, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At March 31, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment in Magnolia Prospect	$-	$-	$18,266	$18,266
Liabilities	-	-	-	-
	$-	$-	$18,266	$18,266

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

5.           COMPENSATED ABSENCES

The Company currently does not have any employees other than its officer.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2011.

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

On March 28, 2011, the Company issued 2,133,570 shares of its common stock unrelated investors at $0.10 per share for a total of $213,357 pursuant to the Company's Registration Statement on Form S-1.

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

As of March 31, 2011, the Company had federal net operating loss carryforwards of approximately ($168,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2011 are as follows:

	2011

Federal net operating loss (@ 25%)		$42,000
Less: valuation allowance		(42,000)

Net deferred tax asset	$	---
The valuation allowance increased $17,000 and $5,375 for the three and six months ended March 31, 2011.

9.         RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through March 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the three and nine months ended March 31, 2011, rent expense was $900 and $2,700, respectively.  For the period from inception (March 10, 2010) through March 31, 2011 rent expense was $3,900.

10.       SUBSEQUENT EVENTS

On April 12, 2011, the Company issued 90,000 shares of its common stock to unrelated investors for cash of $9,000 pursuant to the Company’s Registration Statement on Form S-1.

On May 3, 2011, the Company issued 37,000 shares of its common stock to unrelated investors for cash of $3,700 pursuant to the Company’s Registration Statement on Form S-1.

On May 12, 2011, the Company issued 45,000 shares of its common stock to unrelated investors for cash of $4,500 pursuant to the Company’s Registration Statement on Form S-1.

The Company has evaluated subsequent events through May 13, 2011, the date these financial statements were available to be issued.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2011, together with notes thereto.

For the three months ended March 31, 2011.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2011.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2011, our total operating expenses were $21,746. Our operating expenses were solely comprised of general and administrative expenses and primarily relate to those costs associated with us becoming a public company.

Net Loss. For the three months ended March 31, 2011, our net loss was $22,486.  Our net loss was comprised of interest expense of $740 and operating expenses of $21,746.

For the nine months ended March 31, 2011.

Results of Operations.

Revenues. We had no revenues for the nine months ended March 31, 2011. We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the nine months ended March 31, 2011, our total operating expenses were $64,884. Our operating expenses were solely comprised of general and administrative fees and primarily relate to those costs associated with us becoming a public company.

Net Loss. For the nine months ended March 31, 2011, our net loss was $67,136. Our net loss was comprised of interest expense of $2,252 and operating expenses of $64,884.

Liquidity and Capital Resources. We have cash of $212,687 as of March 31, 2011, which is comprises our current assets. We have an investment of $18,266 in the Magnolia Prospect, which together with current assets of $212,687 equals our total assets of $230,953 as of March 31, 2011.

As of March 31, 2011, we had liabilities of $88,915, of which $58,915 was represented by accounts payable and accrued expenses and $30,000 was represented by a loan from Joel Felix, our sole officer and director.  This loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.  The loan funds were used for working capital purposes and to fund the acquisition of the working interest in the Magnolia Prospect. We had no other long term liabilities, commitments or contingencies

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on January 19, 2011.  As of March 31, 2011, we sold 2,133,570 shares our common stock to unrelated investors for cash of $213,357 pursuant to that Registration Statement.  We plan to use those proceeds for working capital.

On April 12, 2011, we sold 90,000 shares our common stock to unrelated investors for cash of $9,000 pursuant to that Registration Statement.  On May 3, 2011, we sold 37,000 shares our common stock to unrelated investors for cash of $3,700 pursuant to that Registration Statement.  On May 12, 2011, we sold 45,000 shares our common stock to unrelated investors for cash of $4,500 pursuant to that Registration Statement. As of May 12, 2011, we have raised a total of $230,557 pursuant to that Registration Statement. We intend to use those proceeds for working capital purposes and to acquire additional working interests in oil and gas properties. In selecting the types of properties that we look to acquire, our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant return on investment.

During 2011, we expect to incur accounting costs of approximately $15,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be approximately $25,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. We may also incur additional expenses related to the acquisition of additional oil and gas rights. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and costs related to potential acquisitions of oil and gas rights, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $212,687 as of March 31, 2011. In the opinion of management, available funds will satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we will need to raise additional capital in addition to the funds raised in our offering.

We are not currently conducting any research and development activities other than the development of our website, which we expect the total cost to be approximately $1,500. We do not anticipate conducting such activities in the near future. We do not currently own any equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LJM Energy Corp., a Nevada corporation

May 13, 2011	By:	/s/ Joel Felix
Joel Felix President, Secretary, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)