Form 10-K
period 2011-06-30
American Energy Development Corp.
filed 2011-09-27
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2011

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

Commission File Number: 333-169014
American Energy Development Corp.
 (Exact name of registrant as specified in its charter)
Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1230 Avenue of the Americas, 7th Floor, New York, NY	10020
(Address of principal executive offices)	(Zip Code)
(888) 542-7720
(Registrant's Telephone Number, Including Area Code) 9190 Double Diamond Parkway, Reno, NV 89521 (Registrant’s Former Address)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2010, approximately $0.

As of September 23, 2011, there were 171,167,100 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of American Energy Development Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business.

Our Background and Name Change. American Energy Development Corp. (“AEDC,” “We,” or the “Company”) was incorporated in the State of Nevada on March 10, 2010 as “LJM Energy Corp.”  On July 12, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change its name from “LJM Energy Corp.” to “American Energy Development Corp.” (the “Name Change”).  The effective date of the Name Change with the Nevada Secretary of State was July 14, 2011. We are also qualified to do business in the State of Michigan.

On July 12, 2011, we filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effectuate a thirty for one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 3,000,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of July 13, 2011, from 5,705,570 shares to 171,167,100 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was July 14, 2011. The Forward Stock Split took effect in the OTC markets at the open of business on July 15, 2011.

We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Our Business. We are an exploration stage company focused on exploration, production and development of oil and natural gas. Our business plan is to acquire oil and gas properties for exploration, appraisal and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project with qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

We currently own a working interest in oil, gas and mineral leases represented by a leasehold estate and three well developmental drilling projects in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. We also own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases.

The Magnolia Prospect. In March 2010, we entered into a participation agreement with Mid-OK Energy Partners, located in Oklahoma, to acquire participation rights granting us a three percent (3%) working interest in Mid-OK Energy Partners’ working interest in oil, gas and mineral leases represented by a leasehold estate and three well developmental drilling project in Pottawatomie County, Oklahoma (the “Magnolia Prospect”), in exchange for our cash payment of $18,266 and the future payment of a proportional share of drilling and completion costs in the project. As we have already paid our proportional share of drilling and completion costs in the project, we will not be required to pay any additional costs. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the additional costs. On September 16, 2011, we entered into a participation agreement with Crown Energy Company (“Crown Participation Agreement”), pursuant to which we agreed that our working interest in the Magnolia Prospect would be reduced to one and four tenths percent (1.4%) in exchange for an equivalent reduction in our future drilling and completion costs.  We also entered into an operating agreement with Crown Energy Company (“Crown Operating Agreement”) which provides that Crown Energy Company is the operator of the Magnolia Prospect. As of the date of this Report, two of the wells have been drilled and one of those wells was recently put on production.

Agreements with Range Michigan LLC. In June 2011, we entered into and closed an omnibus agreement with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which we acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases (“Omnibus Agreement”). On September 19, 2011, we entered into a First Amendment to Omnibus Agreement (“Omnibus Amendment”), pursuant to which the Omnibus Agreement was amended to reflect our name change to American Energy Development Corp. and to extend the participation date for the wells from December 31, 2011 to July 1, 2012. As described below and in connection with the Omnibus Agreement, as amended, we entered into the Participation Agreement, as amended, Assignment and Bill of Sale, Seismic Data Assignment and Option Agreement, as amended,.

In connection with the Omnibus Agreement, we entered into a participation agreement with Range (the “Participation Agreement”) pursuant to which we will participate in certain wells (“Required Wells”) located in the Dansville Prospect as defined in the Participation Agreement by December 31, 2011.  The first Required Well, Brown #2-12, will be spudded on or before September 30, 2011 and each of the remaining two of the Required Wells to be spudded prior to December 31, 2011. We paid $185,000 on July 1, 2011, 15 business days following the execution of the Participation Agreement and we are obligated to pay $185,000 within 10 business days following delivery of the Authorization for Expenditure (“AFE”) by Range.  We will also pay approximately 70% of the drilling costs and prospect fees associated with each of the Required Wells.   Upon spudding of the First Required Well, we will pay 50% of our 70% share of drilling costs for the Second Required Well.  Upon spudding of the Second Required Well, we will pay 50% of our 70% share of drilling costs for the Third Required Well.   Within 10 business days following delivery of the AFE for the Second or Third Required Well, we will pay the remaining percentage of drilling costs and prospect fee for such well, in accordance with the Participation Agreement.  Within three days of Range’s receipt of the full payment for each Required Well, Range will assign to us 43.75% of Range’s interest in such Required Well.  Upon final reconciliation of drilling, completion and equipment costs for the Required Wells, Range will assign to us a 43.75% interest in the oil and gas leases owned by Range located in Ingham County, Michigan.  The Required Wells and all other wells subject to the Participation Agreement will be operated by Range pursuant to a joint operating agreement.  The term of the Participation Agreement will be two years from the effective date of the Agreement and continuing from year-to-year until cancelled by either party.

In connection with the Omnibus Agreement, we entered into an assignment and bill of sale with Range (the “Assignment Agreement”) pursuant to which Range granted us an undivided 43.75% interest in and to certain oil and gas leases located in Ingham County, Michigan and the oil and gas substances produced from the leases.

In connection with the Omnibus Agreement, we entered into a seismic data assignment and bill of sale with Range (the “Seismic Data Assignment”) pursuant to which Range granted all right, title and interest in and to certain three-dimensional seismic information, surveys, mapping and data in connection with certain properties located in Ingham and Calhoun Counties, Michigan (“Seismic Data”).  Range reserves an irrevocable license to assess, view, copy, publish, create derivative works, analyze, map or otherwise use the Seismic Data for Range’s own use or benefit and in the event we sell or transfer the Seismic Data, Range will ensure the transferee is aware of Range’s irrevocable license to the Seismic Data.

In connection with the Omnibus Agreement, we entered into an option agreement with Range (the “Option Agreement”) pursuant to which Range granted to us a two-year option to acquire up to 50% of Range’s then-existing working interest in any well developed on any of the three prospects owned by Range located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (“Option Prospects”) in exchange for an option fee of $100,000 originally payable in three installments which was amended on September 19, 2001 as described below.  In the event we exercise the option, we will then pay Range $150,000 for each Option Prospect.   No less than 30 days prior to a planned spudding of a well by Range within an Option Prospect, Range will provide us with a proposal regarding development of the well, to which we must exercise the Option for the Option Prospect and provide notice of our participation within 10 days of the proposal.  We will provide payment of 80% of Range’s proportionate share of the Authorization for Expenditure amount, additional development costs, and operating costs in exchange for 50% of Range’s working interest in such well.  On September 19, 2011, we entered into a First Amendment to Option Agreement (“Option Amendment”), pursuant to which the Option Agreement was amended to, among other things,  reflect our name change to American Energy Development Corp. and provide that, in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of our share of production proceeds for payment of the option fee and if our share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012, then we shall pay Range the remaining balance of the option fee on or before February 5, 2012.  In the event that Brown #2-12 Well is not capable of production, the option fee shall be due on January 1, 2012.

Business Strategy. Our strategy is to increase shareholder value through strategic acquisitions, appraisal drilling and development. We are focused on the acquisition, appraisal development and exploitation of oil and gas properties.  We are also searching for possible joint-ventures and new prospects that fit our strategic focus.

Competition. We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological and other technical expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Our Website. Our website is located at www.aed-corp.com and is currently under development. We anticipate it will provide a description of our projects and management along with our contact information including our address, telephone number and e-mail address.

Intellectual Property. We do not presently own any copyrights, patents or trademarks, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain names www.aed-corp.com and www.ljmenergy.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Governmental Regulation. Our acquisitions of oil and gas properties are subject to various federal, state and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of our oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees. As of September 23, 2011, we have two employees, both of which are full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in March 2010. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

We have no revenues to sustain our operations.

We are currently developing our business and have generated no revenues. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have do not currently have sufficient financial resources to pay our proportional share of costs of drilling of the Required Wells located in the Dansville Prospect and any additional costs that may be incurred for the completion of the test well of the Magnolia Prospect.

We have do not currently have sufficient financial resources to pay our proportional share of costs of drilling of the Required Wells located in the Dansville Prospect. In addition, if the actual costs for completion of the test well exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of any additional costs. We do not currently have sufficient funds to pay our proportional share of those costs. Our failure to pay our proportional share of those costs will impair our ability to maintain our current working interest in the Dansville Prospect and the Magnolia Prospect. We hope to raise additional capital to pay those costs, although we cannot guaranty that they will do so.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception (March 10, 2010) to June 30, 2011, we had no revenue and a net loss of $136,527. We cannot guaranty that we will be able to generate any revenues or that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to generate and increase our revenues will harm our business. If the amount of time it takes for us generate revenues is longer than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated September 6, 2011, our current independent registered public accounting firm stated that our financial statements for the year ended June 30, 2011, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan.

We do not have any revenues from our current operations. We will need substantial additional funds to effectuate our business plan and fund future drilling programs. We will seek additional funds through public or private equity or debt financing, joint ventures and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Oil exploration and development activities are subject to many risks which may affect our ability to obtain any level of commercial success.

Oil exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. Production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.

We do not have any oil or natural gas reserves. Our ability to establish reserves will depend not only on our ability to explore and develop any properties we may acquire, but also on our ability to select and acquire suitable producing properties or prospects.  We cannot guaranty that we will be able to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  In addition, because we have limited capital, we may not be able to complete an exploration program as thorough as our management would like. We cannot guaranty that commercial quantities of oil will be discovered or acquired by us.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We rely on third parties to operate the assets in which we possess an interest. Assuming the presence of commercial quantities of oil on our property, the success of the oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs is extremely limited.  Our performance will therefore depend upon a number of factors that may be outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner will negatively affect our operations.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in one property in Oklahoma and one working interest in property in Michigan. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, than we would if our business were more diversified, enhancing our risk profile.

We face strong competition from other oil and gas companies.

Oil exploration and development is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil properties and in the marketing of oil.  Our competitors include oil companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to work with partners, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil include price and methods and reliability of delivery.

Our property is held in the form of leases and working interests in operating agreements and leases. If the specific requirements of such leases and working interests are not met, the instrument may terminate or expire.

Our property is held under interests in oil and gas leases and working interests in operating agreements and leases. If we fail to meet the specific requirements of each lease or working interest, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease and working interest. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business and future prospects.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business and future prospects.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct business activities and generate revenues.

Our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs.

We depend on the efforts and abilities of our officers and directors.

We have two full time employees, Herold Ribsskog and Joel Felix. Outside demands on their time may prevent them from devoting sufficient time to our operations. In addition, the demands on their time will increase because of our status as a public company.  Mr. Ribsskog and Mr. Felix have very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $25,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to our Common Stock

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Joel Felix and Herold Ribsskog together serve as our entire board of directors and, therefore, have the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officer, director and principal shareholder controls our operations and matters requiring shareholder approval.

Joel Felix, our officer, director and principal shareholder, owns approximately 50.8% of our outstanding shares of common stock. As a result, Mr. Felix will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Mr. Felix to control the future course of the company.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced, which may make it difficult for investors to sell their shares.

We have applied for quotation of our common stock in the automated quotation system such as the Over the Counter Bulletin Board or the Pink OTC Markets. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is currently no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by various factors such as announcements of quarter-to-quarter variations in our results of operations as well as market conditions in our sector. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

If an active public market for our shares develops, it will likely be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB and Over-The-Counter Bulletin Board, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. On September 23, 2011, we established our primary executive and administrative offices at 1230 Avenue of the Americas, 7th Floor, New York, NY 10020. We also maintain a corporate office at from 9190 Double Diamond Parkway, Reno, NV 89521 although we anticipate we will no longer utilize this space when our lease expires in October 2011.   From our inception (March 10, 2010) through June 30, 2011, Joel Felix, our officer and director, also provided approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $300.00 per month, or $4,800 for the period from inception (March 10, 2010) through June 30, 2011. We do not have a written lease or sublease agreement with Mr. Felix. Mr. Felix does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

The Magnolia Prospect. We own a 1.4% working interest in a three well developmental drilling project located on approximately 240 acres in Pottawatomie County, Oklahoma (the “Magnolia Prospect”), Crown Energy Company is the operator of the Magnolia Prospect.  As of September 26, 2011, two of the wells have been drilled and one of those wells was recently put on production.

The Dansville Prospect. We own a 43.75% working interest in certain oil and gas drilling areas and land leases located on approximately 1,298 acres in Ingham County, Michigan, which contains the Dansville Prospect. As of September 26, 2011, preparations for drilling on the first well site have been completed with spudding of the well scheduled to commence.

As of June 30, 2011, we have no reserves and no production from our oil and gas properties.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. (Removed and Reserved).

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "AEDC." To date there has been no active trading market, and no trades of shares of our common stock have occurred.

Holders.   The approximate number of stockholders of record at September 23, 2011 was thirty-four.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Stock Split. On July 12, 2011, we filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to affect a thirty for one forward stock split of our common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of our common stock from 100,000,000 to 3,000,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of July 13, 2011, from 5,705,570 shares to 171,167,100 shares.  The effective date of the Forward Stock Split with the Nevada Secretary of State was July 14, 2011. The Forward Stock Split took effect in the OTC markets at the open of business on July 15, 2011.

Securities Authorized For Issuance Under Equity Compensation Plans. As of June 30, 2011, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. The following sales of unregistered securities by us occurred during the year ended June 30, 2011.

In June 2011, we entered into and closed an omnibus agreement with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which we acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 400,000 shares of our common stock, which became 12,000,000 shares of common stock on a post Forward Stock Split basis.  The shares were issued to Range in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities.  Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-169014), which the SEC declared effective on January 19, 2011. In the offering, we sold 2,305,570 shares our common stock at a price of $0.10 per share. As a result of the offering, we received proceeds of $230,557. In July 2011, we used approximately $185,000 of the net offering proceeds to pay Range pursuant to our Participation Agreement. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and general corporate purposes.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2011.

Overview. American Energy Development Corp. (“AEDC,” “We,” or the “Company”), formerly LJM Energy Corp., was incorporated in the State of Nevada on March 10, 2010.  On July 12, 2011, we filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from “LJM Energy Corp.” to “American Energy Development Corp.” (the “Name Change”).  The effective date of the Name Change with the Nevada Secretary of State was July 14, 2011. We are an exploration stage company focused on exploration, production and development of oil and natural gas. We currently own a working interest in oil, gas and mineral leases represented by a leasehold estate and three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. We also own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2011, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended June 30, 2011, as compared to the period from March 10, 2010 (inception) to June 30, 2010

Results of Operations.

Revenues. We had no revenues for the year ended June 30, 2011  and no revenues for the period from March 10, 2010 (inception) to June 30, 2010.  We hope to generate revenues as we continue operations and implement our business plan.

Operating Expenses. For the year ended June 30, 2011, our total operating expenses were $122,444, as compared to total operating expenses of $10,327 for the period from March 10, 2010 (inception) to June 30, 2010. Our operating expenses for both periods were solely comprised of general and administrative expenses. The increase in total operating expenses between the comparable period is primarily due to legal and professional fees associated with us becoming a public company and our initial registration statement on Form S-1 filed in August 2010 and the related amendments thereto.

Net Loss.   For the year ended June 30, 2011, our net loss was $125,444, as compared to our net loss of $11,083 for the period from March 10, 2010 (inception) to June 30, 2010.  The increase in net loss between the comparable periods is primarily due to the costs associated with us becoming a public company. We expect that we will continue to generate net losses for the foreseeable future.

Liquidity and Capital Resources. As of June 30, 2011, we have cash of $208,523, which comprises our current assets.  We have an investment of $1,288,266 in oil and gas properties, which together with current assets of $208,523 equals our total assets of $1,496,789 as of June 30, 2011.

As of June 30, 2011, we had total current liabilities of $309,959, of which $279,959 were represented by accounts payable and accrued expenses and $30,000 were represented by loan from stockholder. This loan from Joel Felix is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds from Mr. Felix were used for working capital purposes and to fund the acquisition of the working interest in the Magnolia Prospect.  We had no other long term liabilities, commitments or contingencies as of June 30, 2011.

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on January 19, 2011.  As of June 30, 2011, we sold 2,305,570 shares our common stock to unrelated investors for cash of $230,557 pursuant to that Registration Statement.  In July 2011, we used approximately $185,000 of the net offering proceeds to pay Range pursuant to our Participation Agreement. The Participation Agreement also requires us to make future payments to Range for our proportional share of drilling and completion costs of the wells located in the Dansville Prospect in Michigan.  We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and general corporate purposes.

On June 14, 2011, we issued 400,000 shares of our common stock to Range, which became 12,000,000 shares of common stock on a post Forward Stock Split basis as contemplated and required by the Omnibus Agreement. Those shares were valued at $1,085,000 which was the cost to date of the development and seismic data for properties located in Ingham and Calhoun Counties, Michigan.

During 2012, we expect to incur significant accounting costs of $50,000 per year associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be approximately $100,000 per year and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases. We may also incur additional expenses related to the acquisition of additional oil and gas rights. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, costs related to potential acquisitions of oil and gas rights and our proportional share of drilling and completion costs of our current projects, including the wells located in the Dansville Prospect in Michigan, as discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $208,523 as of June 30, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we will need to raise additional capital in addition to the funds raised in our offering.

We are not currently conducting any research and development activities other than the development of our website, which we expect the total cost to be approximately $5,000. We do not anticipate conducting such activities in the near future. We do not currently own any equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Energy Development Corp.
(Formerly, LJM Energy Corp.)

We have audited the accompanying balance sheets of American Energy Development Corp. (formerly, LJM Energy Corp.) (an exploration stage company) as of June 30, 2011 and 2010, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Development Corp. (formerly, LJM Energy Corp.) (an exploration stage company) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred an operating loss and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation

Laguna Hills, California
September 6, 2011

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly, LJM Energy Corp.)
 (A Exploration Stage Company)
BALANCE SHEETS

ASSETS

	June 30,	June 30,
	2011	2010

Current assets
Cash	$208,523	$7,983

Total current assets	208,523	7,983

Oil and Gas Property
Unproved	1,288,266	18,266

Total assets	$1,496,789	$26,249

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$279,959	$3,132
Loans from stockholders	30,000	30,000

Total current liabilities	309,959	33,132

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, 171,167,100 and 90,000,000 shares issued and outstanding, respectively	171,167	90,000
Additional paid-in capital	1,152,190	(85,800)
Deficit accumulated during the exploration stage	(136,527)	(11,083)

Total stockholders’ equity (deficit)	1,186,830	(6,883)

Total liabilities and stockholders’ equity (deficit)	$1,496,789	$26,249

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (A Exploration Stage Company)
STATEMENTS OF OPERATIONS

		From Inception	From Inception
	For the	(March 10, 2010)	(March 10, 2010)
	Year Ended	Through	Through
	June 30, 2011	June 30, 2010	June 30, 2011

Net revenue	$-	$-	$-

Operating expenses
General and administrative	122,444	10,327	132,771

Total operating expenses	122,444	10,327	132,771

Loss from operations	(122,444)	(10,327)	(132,771)

Interest expense	(3,000)	(756)	(3,756)

Loss before income taxes	(125,444)	(11,083)	(136,527)

Provision for income taxes	-	-	-

Net loss	$(125,444)	$(11,083)	$(136,527)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	107,952,048	89,196,420

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (A Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH JUNE 30, 2011

				Deficit
	Common Stock *			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock for services, March 11, 2010	90,000,000	90,000	(87,000)	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	(11,083)	(6,883)

Issuance of common stock, March 28, 2011	64,007,100	64,007	149,350	-	213,357

Issuance of common stock for cash, April 12, 2011	2,700,000	2,700	6,300	-	9,000

Issuance of common stock for cash, May 3, 2011	1,110,000	1,110	2,590	-	3,700

Issuance of common stock for cash, May 12, 2011	1,350,000	1,350	3,150	-	4,500

Issuance of common stock for oil and gas properties, June 14, 2011	12,000,000	12,000	1,073,000	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	3,600

Net loss	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$(136,527)	$1,186,830

* - Retroactively restated for 30:1 forward stock split.

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception	From Inception
	For the	(March 10, 2010)	(March 10, 2010)
	Year Ended	Through	Through
	June 30, 2011	June 30, 2010	June 30, 2011

Cash flows from operating activities
Net loss	$(125,444)	$(11,083)	$(136,527)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,600	1,200	4,800
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	91,827	3,132	94,959

Net cash used in operating activities	(30,017)	(3,751)	(33,768)

Cash flows from investing activities
Investment in Magnolia Prospect	-	(18,266)	(18,266)

Net cash used by investing activities	-	-	(18,266)

Cash flows from financing activities
Proceeds from issuance of common stock	230,557	-	230,357
Proceeds from issuance of stockholder loan	-	30,000	30,000

Net cash provided by financing activities	230,557	30,000	260,357

Net increase (decrease) in cash	200,540	7,983	208,523

Cash, beginning of period	7,983	-	-

Cash, end of period	$208,523	$7,983	$208,523

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Common stock for services	$-	$3,000	$3,000
Common stock for oil and gas properties	$1,085,000	$-	$1,085,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

American Energy Development Corp. (the "Company") is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on March 10, 2010.  Since inception, the Company has produced no revenues and will continue to report as an exploration stage company until significant revenues are produced.

The Company’s principal activity is the exploration and development of oil and gas properties.

On July 12, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from “LJM Energy Corp.” to “American Energy Development Corp.” (the “Name Change”).  The effective date of the Name Change with the Nevada Secretary of State is July 14, 2011.

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of June 30, 2011, the Company owns a 3% undivided interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”). The Company also owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,298 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within the United States. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact the Company’s  ability to execute its  business plan.

As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet under ASC 825, Financial Instruments.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Fair Value Measurements

The Company applies ASC 820, Fair Value Measurements, to its financial assets and financial liabilities.  At June 30, 2011, the Company had no assets or liabilities measured at fair value on a recurring basis under the hierarchy established by ASC 820.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within the Company’s balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method and the straight-line basis over the life of the assets.

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.

Revenue Recognition

Working interest, royalty and net profit interests are to be recognized as revenue when oil and gas are sold.  The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  All terms of the sale are to be finalized and price readily determinable.

Provision for Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes (ASC 740).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Comprehensive Income

The Company applies ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (March 10, 2010) through June 30, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($136,527) from inception (March 10, 2010) through June 30, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

Management is currently devoting substantially all of its efforts to develop its existing oil and gas properties.  The Company also continues to search for additional productive properties.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

3.             INVESTMENTS IN OIL AND GAS PROPERTIES

Magnolia Prospect

On March 31, 2010, the Company paid $18,266 for a corresponding 3% undivided interest in the Magnolia Prospect, including but not limited to the interests in the oil and gas leases currently held by Mid-OK Energy Partners in an area of mutual interest. The Magnolia Prospect is a three well developmental drilling project in Pottawatomie County, Oklahoma. In addition, the Company maintains its future proportionate share of drilling and completion costs pursuant to its participation agreement with Mid-OK Energy Partners.  Subsequent to year end, on September 16, 2011, the Company entered into a participation agreement whereby the Company agreed to reduce its ownership interest to 1.4% in exchange for a proportionate reduction in future additional drilling and completion costs requirements as described in Note 9 and to further focus on the Company’s Dansville Prospect.

Dansville Prospect

On June 14, 2011, the Company entered into and closed an omnibus agreement (“Omnibus Agreement”) with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which the Company acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 12,000,000 shares of the Company’s common stock valued at $1,085,000 which was the cost to date of the development and seismic data.  The Omnibus Agreement required the Company to effect a 30-to-1 forward stock split of all shares of Common Stock within 30 days of the effective date of the Omnibus Agreement (“Forward Split”).  The forward stock split occurred on July 14, 2011.  In the event the Company issues additional shares of common stock after July 31, 2011 and during the two years following the Forward Split and the purchase price per share for such additional shares is less than $0.30 per share, the Company will issue Range additional shares of common stock in an amount which maintains Range’s ownership percentage of the Company prior to the issuance of the additional shares.  The Omnibus Agreement further requires the Company and Range to enter into the Participation Agreement, Assignment and Bill of Sale, Seismic Data Assignment and Option Agreement, as described below, concurrently with the Omnibus Agreement.

Participation Agreement

In connection with the Omnibus Agreement, the Company entered into a participation agreement with Range (the “Participation Agreement”) pursuant to which the Company will participate in certain wells (“Required Wells”) located in the Dansville Prospect as defined in the Participation Agreement by December 31, 2011.  The first Required Well will be spudded on or before September 30, 2011 and each of the remaining two of the Required Wells to be spudded prior to December 31, 2011.  The Company will pay approximately 70% of the drilling costs and prospect fees associated with each of the Required Wells, with the First Required Well requiring the Company to pay $185,000 within 15 business days of the execution of the Participation Agreement and $185,000 within 10 business days following delivery of the Authorization for Expenditure (“AFE”) by Range.  Upon spudding of the First Required Well, the Company will pay 50% of the Company’s 70% share of drilling costs for the Second Required Well.  Upon spudding of the Second Required Well, the Company will pay 50% of the Company’s 70% share of drilling costs for the Third Required Well.   Within 10 business days following delivery of the AFE for the Second or Third Required Well, the Company will pay the remaining percentage of drilling costs and prospect fee for such well, in accordance with the Participation Agreement.  Within 3 days of Range’s receipt of the full payment for each Required Well, Range will assign to the Company 43.75% of Range’s interest in such Required Well.  Upon final reconciliation of drilling, completion and equipment costs for the Required Wells, Range will assign to the Company a 43.75% interest in the oil and gas leases owned by Range located in Ingham County, Michigan.   The Required Wells and all other wells subject to the Participation Agreement will be operated by Range pursuant to a joint operating agreement.  The term of the Participation Agreement will be two years from the effective date of the Agreement and continuing from year-to-year until cancelled by either party.  This brief description of the Participation Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the Participation Agreement in the Company’s Current Report on Form 8-K dated June 14, 2011.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Assignment and Bill of Sale

In connection with the Omnibus Agreement, the Company entered into an assignment and bill of sale with Range (the “Assignment Agreement”) pursuant to which Range granted the Company an undivided 43.75% interest in and to certain oil and gas leases located in Ingham County, Michigan and the oil and gas substances produced from the leases.

Seismic Data Assignment and Bill of Sale

In connection with the Omnibus Agreement, the Company entered into a seismic data assignment and bill of sale with Range (the “Seismic Data Assignment”) pursuant to which Range granted all right, title and interest in and to certain three-dimensional seismic information, surveys, mapping and data in connection with certain properties located in Ingham and Calhoun Counties, Michigan (“Seismic Data”).  Range reserves an irrevocable license to assess, view, copy, publish, create derivative works, analyze, map or otherwise use the Seismic Data for Range’s own use or benefit and in the event the Company sells or transfers the Seismic Data, Range will ensure the transferee is aware of Range’s irrevocable license to the Seismic Data.

Option Agreement

In connection with the Omnibus Agreement, the Company entered into an option agreement with Range (the “Option Agreement”) pursuant to which Range granted the Company a two-year option to acquire up to 50% of Range’s then-existing working interest in any well developed on any of the three prospects owned by Range located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (“Option Prospects”) in exchange for an option fee of $100,000, originally payable in two installments of $25,000 before July 31, 2011 for the two Option Prospects in Trenton Township and one installment of $50,000 on or before August 31, 2011 for the Option Prospect in Kinneville Township.  In the event the Company exercises the option, the Company will pay Range $150,000 for each Option Prospect   No less than 30 days prior to a planned spudding of a well by Range within an Option Prospect, Range will provide the Company with a proposal regarding development of the well, to which the Company must exercise the Option for the Option Prospect and provide notice of the Company’s participation within 10 days of the proposal.  The Company will provide payment of 80% of Range’s proportionate share of the Authorization for Expenditure amount, additional development costs, and operating costs in exchange for 50% of Range’s working interest in such well.  This option agreement was subsequently amended on September 19, 2011 as further described in Note 9.

4.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2011.

5.           LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $30,000.  Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds are to be used for working capital purposes.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

6.           COMMON STOCK

On July 12, 2011, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a thirty for one forward stock split of the Company’s common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of the Company’s common stock from 100,000,000 to 3,000,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of July 13, 2011, from 5,705,570 shares to 171,167,100 shares.  The Company’s common stock will continue to be $.001 par value.  Fractional shares will be rounded upward.  The effective date of the Forward Stock Split with the Nevada Secretary of State is July 14, 2011. These financial statements reflect the Forward Stock Split in historical and current numbers and disclosures.

On March 11, 2010, the Company issued 90,000,000 shares of its common stock to its officer for services valued at of $3,000 which was considered a reasonable estimate of fair value.

On March 28, 2011, the Company issued 64,007,100 shares of its common stock to unrelated investors at $0.003 per share for a total of $213,357.

On April 12, 2011, the Company issued 2,700,000 shares of its common stock to unrelated investors at $0.003 per share for a total of $9,000.

On May 3, 2011, the Company issued 1,110,000 shares of its common stock to unrelated investors at $0.003 per share for a total of $3,700.

On May 12, 2011, the Company issued 1,350,000 shares of its common stock to unrelated investors at $0.003 per share for a total of $4,500.

On June 14, 2011, the Company issued 12,000,000 shares of its common stock in connection with the Omnibus Agreement as discussed in Note 4.

7.           PROVISION FOR INCOME TAXES

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

As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately ($136,500), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

A summary of the Company’s deferred tax assets as of June 30, 2011 are as follows:

	2010

Federal net operating loss (@ 25%)		$34,125
Less: valuation allowance		(34,125)

Net deferred tax asset	$	---

The valuation allowance increased $34,125 for the period from inception (March 10, 2010) through June 30, 2011.

8.            RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through June 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the period from inception (March 10, 2010) through June 30, 2011 rent expense was $4,800.

9.            SUBSEQUENT EVENTS

Purchase Agreement

On September 13, 2011, the Company entered into an Agreement (the “Purchase Agreement”) with Pepper Canister Nominees Limited (the “Seller”) pursuant to which Company will acquire all of the issued and outstanding shares of the Seller’s wholly-owned subsidiary, Reservoir Resources Limited (“Reservoir Resources”), which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom in exchange for 12,500,000 shares of the Company’s  common stock (the “Purchase Price”).  The Company is subject to development requirements whereby the Company must drill at least one well in the licensed area to a depth of 400 meters to be spudded by December 31, 2012 (“Target Date”), failure of which will result in the Seller being granted the option to cancel the Purchase Agreement within 60 days of the Target Date, re-acquire all shares of Reservoir Resources and retain 50% of the Company’s shares received as the Purchase Price.  The Company will remit to the Seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.  The Purchase Agreement contains customary representations and warranties by the Company and the Seller and the closing of the Purchase Agreement will take place 10 days following the date the United Kingdom Department of Energy and Climate Control issues an agreement not to revoke the oil and gas exploration license.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
(A Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Magnolia Prospect Participation Agreement and Operating Agreement

On September 16, 2011, the Company entered into a participation agreement (“Crown Participation Agreement”) with Crown Energy Company (“Crown”), the current operator of the Magnolia Prospect, pursuant to which the Company agreed that its working interest in the Magnolia Prospect would be one and four tenths percent (1.4%) in exchange for the payments that were made to Mid-OK Energy Partners, which transferred those payments to Crown.  The Company also entered into an operating agreement with Crown (“Crown Operating Agreement”), which provides that Crown is the operator of the Magnolia Prospect.

Amendment to Omnibus Agreement, Participation Agreement and Option Agreement with Range Michigan LLC

On September 19, 2011, the Company entered into a First Amendment to Omnibus Agreement (“Omnibus Amendment”) with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which the Omnibus Agreement dated June 14, 2011 between the parties was amended to reflect the Company’s name change to American Energy Development Corp. and extend the participation date for the wells from December 31, 2011 to July 1, 2012.

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Participation Agreement (“Participation Amendment”) with Range, pursuant to which the Participation Agreement dated June 14, 2011 between the parties was amended to, among other things, (i) reflect the Company’s name change to American Energy Development Corp., (ii) extend the date in which the Registrant is required to participate in the Required Wells from December 31, 2011 to July 1, 2012, (iii) provide that it is anticipated that each of the two remaining two of the Required Wells will be spudded by July 1, 2012, and (iv) authorize Range to withhold the first $100,000 from the Company’s share of the proceeds from the production of the first Required Well for the payment of the option fee specified Option Agreement and Option Amendment as described below.

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Option Agreement (“Option Amendment”) with Range, pursuant to which the Option Agreement dated June 14, 2011 between the parties was amended to, among other things, reflect the Company’s name change to American Energy Development Corp. and provide that, in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of the Company’s share of production proceeds for payment of the option fee and if the Company’s share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012, then the Company shall pay Range the remaining balance of the option fee on or before February 5, 2012.  In the event that the Brown #2-12 Well is not capable of production, the option fee shall be due on January 1, 2012.

Advisor Agreement

On September 20, 2011, the Company entered into an Advisory Board Member Agreement (“Advisor Agreement”) with Des Oswald, pursuant to which the Company appointed Mr. Oswald to serve as an advisor to the Company continuing indefinitely, until terminated at any time by Mr. Oswald or the Company.  The Advisor Agreement provides that Mr. Oswald will be available by phone and occasionally in person at a minimum of one time per quarter a year for advisory board meetings to (i) facilitate introductions to potential partners, suppliers, customers and investors, (ii) provide opinions to assist the Company in identify and recruiting potential technical, strategic and other partners or individuals, and (iii) apprise the Company of technological, competitive and other changes and developments that he may from time to time become aware of.  The Advisor Agreement also provides that Mr. Oswald will be paid $900 for the preparation and attendance of each advisory board meeting and Mr. Oswald will be issued 90,000 shares of the Company’s common stock as compensation subject to certain vesting requirements as specified in the Advisor Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

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

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Herold Ribsskog	60	Chief Executive Officer, President, Director
Joel Felix	43	Chief Financial Officer, Treasurer, Secretary, Director

Biographical resumes of each officer and director are set forth below.

Herold Ribsskog.  Mr. Ribsskog has been our director since June 15, 2011 and Chief Executive Officer and President since July 8, 2011.  Mr. Ribsskog has over 25 years in the oil and gas industry working with several of the world’s leading industry players such as Shell, Mobil, Amoco and Talisman Energy where he has undertaken project planning, development and management on large oil and gas developments in the Norwegian North Sea.  Mr. Ribbskog has a B.Sc. degree in Cybernetics Engineering from the University of Kongsberg, Norway.

Joel Felix. Mr. Felix has been our Chief Financial Officer, Treasurer, Secretary, and a director since our inception.  Mr. Felix has been involved in a broad spectrum of technology, real estate investments and development activities.  From 1995 to 1998, Mr. Felix was a founding member of Earthlink Network, which provided a platform for internet connectivity, during the early development of the Internet.  In 1998, Mr. Felix joined Network Solutions, the domain name registrar, where he increased sales 285% in 12 months.  Network Solutions was acquired by Verisign in 1999, which provided an exit for Mr. Felix and the seed capital for ongoing real estate and investment activities.  Over the last ten years, Mr. Felix has been involved in private equity and has participated in numerous ventures. Mr. Felix is also a founding member of Ienture Group.  Ienture Group specializes in the acquisition and development of both single and multi-tenant retail, office, hotel and mixed-use projects.  As founder and managing partner, Mr. Felix is responsible for all investments and operations.  Mr. Felix is also a director of Iron Glen Holdings Limited, an early stage exploration company located in Queensland, Australia.  Mr. Felix is also an officer and director of United American Petroleum Corp., which intends to purchase and operate certain oil and gas interests in the State of Texas.  Mr. Felix has not been a director of any other reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the Board of Directors and, subject to employment agreements, serve at the discretion of the board.  Currently, directors receive no cash compensation.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

There are no family relationships among our directors or among our executive officers.

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert. Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics.  We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence.  None of our directors are deemed independent. Our directors also hold positions as officers.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ended June 30, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joel Felix, CFO, Treasurer, Secretary, former CEO and President*	2011	$0	0	0	0	0	0	0	$0

* On July 8, 2011, Joel Felix resigned his position as our Chief Executive Officer and President, and Herold Ribsskog was appointed as our Chief Executive Officer and President, and a director.  Mr. Felix remained as our Chief Financial Officer, Treasurer, Secretary and a director.

Employment Contracts and Termination of Employment. On July 8, 2011, we entered into an executive employment agreement with Herold Ribsskog (“Ribsskog Agreement”).  Under the terms of the Ribsskog Agreement, Mr. Ribsskog has agreed to serve as our President and Chief Executive Officer for an initial term of two years with an additional one year extension.   The Ribsskog Agreement provides for an initial base salary of $5,000 per month for an initial 3 month period, and following the initial 3 month period, Mr. Ribsskog’s base salary will increase to $7,000 per month, with an additional $1,000 increase after the last day of each of the Company’s fiscal quarters during the first fiscal year of the Ribsskog Employment Agreement.  Mr. Ribsskog is also eligible to participate in benefit and incentive programs we may offer.

On July 8, 2011, we entered into an executive employment agreement with Joel Felix (“Felix Agreement”).  Under the terms of the Ribsskog Agreement, Mr. Felix has agreed to serve as our Chief Financial Officer and Secretary for an initial term of two years with an additional one year extension.   The Felix Agreement provides for an initial base salary of $3,500 per month for an initial 3 month period, and following the initial 3 month period, Mr. Felix’s base salary will increase to $4,000 per month, with an additional $500 increase after the last day of each of the Company’s fiscal quarters during the first fiscal year of the Felix Employment Agreement.  Mr. Felix is also eligible to participate in benefit and incentive programs we may offer.

Outstanding Equity Awards. As of June 30, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Joel Felix, CFO, Treasurer, Secretary, former CEO and President*	0	0	0	0	0	0	0	0	0
* On July 8, 2011, Joel Felix resigned his position as our Chief Executive Officer and President, and Herold Ribsskog was appointed as our Chief Executive Officer and President, and a director.  Mr. Felix remained as our Chief Financial Officer, Treasurer, Secretary and a director.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended June 30, 2011.

Long-Term Incentive Plans . There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended June 30, 2011:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Herold Ribsskog	0	0	0	0	0	0	0
Joel Felix	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 23, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of September 23, 2011 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after September 23, 2011 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Herold Ribsskog 1230 Avenue of the Americas, 7th Floor New York, NY 10020	3,000,000 Shares Chief Executive Officer, President, and Director	1.75%
Common Stock	Joel Felix 1230 Avenue of the Americas, 7th Floor New York, NY 10020	87,000,000 Shares Chief Financial Officer, Treasurer, Secretary and Director	50.83%
Common Stock	Range Michigan LLC (2) PO Box 726 Fremont Thermopolis, WY 82443-2913	12,000,000 Shares Beneficial Owner	7.01%
Common Stock	All Executive Officers and Directors as a Group	90,000,000 Shares	52.58%

(1)	Percentage of beneficial ownership of our common stock is based on 171,167,100 shares of common stock outstanding as of the date of the table.
(2)
Range Exploration Partners LLC has sole power to vote and dispose of the securities beneficially owned by Range Michigan, LLC. William Byrd, Frode Aschim and Petter Hagland are managers of Range Exploration Partners LLC and each report shared dispositive and voting power as to the 12,000,000 shares of common stock.  Each of Messrs. Byrd, Aschim and Hagland disclaim their beneficial ownership of the common stock except to the extent of their pecuniary interest therein.

Changes in Control.   Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.   Our Articles of Incorporation and our Bylaws do not contain any other provisions which were included to delay, defer, discourage or prevent a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In June 2011, we entered into and closed an omnibus agreement with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which we acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 400,000 shares of our common stock, which became 12,000,000 shares of common stock on a post Forward Stock Split basis as contemplated and required by the omnibus agreement.  As a result of the issuance of those shares, Range owns approximately 7.01% of our issued and outstanding shares of common stock as of September 23, 2011.

Joel Felix, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $300.00 per month. For the period from inception (March 10, 2010) through June 30, 2011 rent expense was $4,800. Mr. Felix does not expect to be paid or reimbursed for providing office facilities.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal year ended June 30, 2011, and the period from March 10, 2010 (inception) to June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,500 and $7,500, respectively.

Audit-Related Fees. For the fiscal year ended June 30, 2011, and the period from March 10, 2010 (inception) to June 30, 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended June 30, 2011, and the period from March 10, 2010 (inception) to June 30, 2010, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on August 23, 2010
3.2	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 12, 2011.
3.3	Certificate of Change, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 12, 2011
3.4	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on August 23, 2010
10.1	Participation Agreement with Mid-OK Partners, incorporated by reference to our Amendment to the Registration Statement on Form S-1/A filed on November 12, 2010
10.2	Omnibus Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.3	Participation Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.4	Assignment and Bill of Sale with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.5	Seismic Data Assignment and Bill of Sale with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.6	Option Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.7	Employment Agreement with Herold Ribsskog, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.8	Indemnification Agreement with Herold Ribsskog, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.9	Employment Agreement with Joel Felix, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.10	Indemnification Agreement with Joel Felix, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.11	Participation Agreement with Crown Energy Company, dated September 16, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.12	Operating Agreement with Crown Energy Company, dated September 16, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.13	First Amendment to Omnibus Agreement with Range Michigan LLC, dated September 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.14	First Amendment to Participation Agreement with Range Michigan LLC, dated September 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.15	First Amendment to Option Agreement with Range Michigan LLC, dated September 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.16
Agreement by and between American Energy Development Corp. and Pepper Canister Nominees Limited dated September 13, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 20, 2011

10.17	Advisory Board Member Agreement with Des Oswald, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Energy Development Corp.
a Nevada corporation

September 26, 2011	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

September 26, 2011	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Treasurer, and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Herold Ribsskog	September 26, 2011
Herold Ribsskog
Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

By:	/s/ Joel Felix	September 26, 2011
Joel Felix
Its:	Chief Financial Officer, Treasurer, and a director (Principal Financial and Accounting Officer)