Form 10-Q
period 2011-09-30
American Energy Development Corp.
filed 2011-11-09
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

 American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes      ☒No

As of November 8, 2011, there were 87,107,100  shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly, LJM Energy Corp.)
 (An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2011	June 30,
	(Unaudited)	2011

Current assets
Cash	$704	$208,523

Total current assets	704	208,523

Oil and Gas Property
Unproved	1,288,266	1,288,266

Total assets	$1,288,970	$1,496,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$189,068	$279,959
Loans from stockholders	30,000	30,000

Total current liabilities	219,068	309,959

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, 171,257,100 and 171,167,100 shares issued and outstanding, respectively	171,257	171,167
Additional paid-in capital	1,153,900	1,152,190
Deficit accumulated during the exploration stage	(255,255)	(136,527)

Total stockholders’ equity (deficit)	1,069,902	1,186,830

Total liabilities and stockholders’ equity (deficit)	$1,288,970	$1,496,789

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From Inception
	For the Three	For the Three	(March 10, 2010)
	Months Ended	Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011

Net revenue	$-	$-	$-

Operating expenses
General and administrative	117,972	22,147	250,743

Total operating expenses	117,972	22,147	250,743

Loss from operations	(117,972)	(22,147)	(250,743)

Interest expense	(756)	(756)	(4,512)

Loss before income taxes	(118,728)	(22,903)	(255,255)

Provision for income taxes	-	-	-

Net loss	$(118,728)	$(22,903)	$(255,255)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	171,176,883	90,000,000

See accompanying notes to financial statements.

  AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

			Additional	Deficit Accumulated During	Total Stockholders’
	Common Stock		Paid-In	Exploration	Equity
	Number of Shares	Amount	Capital	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock for services, March 11, 2010	90,000,000	90,000	(87,000)	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	(11,083)	(6,883)

Issuance of common stock, March 28, 2011	64,007,100	64,007	149,350	-	213,357

Issuance of common stock for cash, April 12, 2011	2,700,000	2,700	6,300	-	9,000

Issuance of common stock for cash, May 3, 2011	1,110,000	1,110	2,590	-	3,700

Issuance of common stock for cash, May 12, 2011	1,350,000	1,350	3,150	-	4,500

Issuance of common stock for oil and gas properties, June 14, 2011	12,000,000	12,000	1,073,000	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	3,600

Net loss	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$(136,527)	$1,186,830

Issuance of common stock for services,	90,000	90	890	-	900
September 20, 2011

Additional paid-in capital in exchange for	-	-	900	-	900
facilities provided by related party

Net loss	-	-	-	(118,728)	(118,728)

Balance, September 30, 2011	171,257,100	$171,257	$1,153,900	$(255,255)	$1,069,902

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From Inception
	For the Three	For the Three	(March 10, 2010)
	Months Ended	Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011

Cash flows from operating activities
Net loss	$(118,728)	$(22,903)	$(255,255)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	5,700
Common stock issued for services	900	-	3,900
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(90,891)	16,479	189,068

Net cash used in operating activities	(207,819)	(5,524)	(56,587)

Cash flows from investing activities
Investment in oil and gas properties	-	-	(203,266)

Net cash used by investing activities	-	-	(203,266)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	230,557
Proceeds from issuance of stockholder loan	-	-	30,000

Net cash provided by financing activities	-	-	260,557

Net increase (decrease) in cash	(207,819)	(5,524)	704

Cash, beginning of period	208,523	7,983	-

Cash, end of period	$704	$2,459	$704

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Common stock for services	$900	$3,000	$3,900
Common stock for oil and gas properties	$-	$-	$1,085,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of September  30, 2011, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,298 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis.  The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability, if any, during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within the Company’s balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method and the straight-line basis over the life of the assets.

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

Value of Stock Issued for Services

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services.  The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Recent Accounting Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($255,255) from inception (March 10, 2010) through September 30, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

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

3.           INVESTMENTS IN OIL AND GAS PROPERTIES

Magnolia Prospect

On March 31, 2010, the Company paid $18,266 for a 3% undivided interest in the Magnolia Prospect, including but not limited to the interests in the oil and gas leases currently held by Mid-OK Energy Partners in an area of mutual interest. The Magnolia Prospect is a three well developmental drilling project in Pottawatomie County, Oklahoma. In addition, the Company maintained its future proportionate share of drilling and completion costs pursuant to its participation agreement with Mid-OK Energy Partners.

On September 16, 2011, the Company entered into a participation agreement (“Crown Participation Agreement”) with Crown Energy Company (“Crown”), the current operator of the Magnolia Prospect, pursuant to which the Company agreed to reduce its working interest in the Magnolia Prospect to 1.4% in exchange for a proportionate reduction in future additional drilling and completion costs requirements and  for the payments that were made to Mid-OK Energy Partners, which transferred those payments to Crown.  The Company also entered into an operating agreement with Crown (“Crown Operating Agreement”), which provides that Crown would be the operator of the Magnolia Prospect.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

3.           INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Participation Agreement

In connection with the Omnibus Agreement, the Company entered into a participation agreement with Range (the “Participation Agreement”) pursuant to which the Company will participate in certain wells (“Required Wells”) located in the Dansville Prospect as defined in the Participation Agreement by December 31, 2011.  The first Required Well will be spudded on or before September 30, 2011 and each of the remaining two of the Required Wells to be spudded prior to December 31, 2011.  The Company will pay approximately 70% of the drilling costs and prospect fees associated with each of the Required Wells, with the First Required Well requiring the Company to pay $185,000 within 15 business days of the execution of the Participation Agreement and $185,000 within 10 business days following delivery of the Authorization for Expenditure (“AFE”) by Range.  The Company paid its first $185,000 on July 1, 2011.  Upon spudding of the First Required Well, the Company will pay 50% of the Company’s 70% share of drilling costs for the Second Required Well.  Upon spudding of the Second Required Well, the Company will pay 50% of the Company’s 70% share of drilling costs for the Third Required Well.   Within 10 business days following delivery of the AFE for the Second or Third Required Well, the Company will pay the remaining percentage of drilling costs and prospect fee for such well, in accordance with the Participation Agreement.  Within 3 days of Range’s receipt of the full payment for each Required Well, Range will assign to the Company 43.75% of Range’s interest in such Required Well.  Upon final reconciliation of drilling, completion and equipment costs for the Required Wells, Range will assign to the Company a 43.75% interest in the oil and gas leases owned by Range located in Ingham County, Michigan.   The Required Wells and all other wells subject to the Participation Agreement will be operated by Range pursuant to a joint operating agreement.  The term of the Participation Agreement will be two years from the effective date of the Agreement and continuing from year-to-year until cancelled by either party.  This brief description of the Participation Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the Participation Agreement in the Company’s Current Report on Form 8-K dated June 14, 2011.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

3.           INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

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

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Participation Agreement (“Participation Amendment”) with Range, pursuant to which the Participation Agreement dated June 14, 2011 between the parties was amended to, among other things, (i) reflect the Company’s name change to American Energy Development Corp., (ii) extend the date in which the Company is required to participate in the Required Wells from December 31, 2011 to July 1, 2012, (iii) provide that it is anticipated that each of the two remaining two of the Required Wells will be spudded by July 1, 2012, and (iv) authorize Range to withhold the first $100,000 from the Company’s share of the proceeds from the production of the first Required Well for the payment of the option fee specified Option Agreement and Option Amendment as described below.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

4.           ADVISOR AGREEMENT

On September 20, 2011, the Company entered into an Advisory Board Member Agreement (“Advisor Agreement”) with Desmond Oswald, pursuant to which the Company appointed Mr. Oswald to serve as an advisor to the Company continuing indefinitely, until terminated at any time by Mr. Oswald or the Company.  The Advisor Agreement provides that Mr. Oswald will be available at a minimum of one time per quarter a year for advisory board meetings to (i) facilitate introductions to potential partners, suppliers, customers and investors, (ii) provide opinions to assist the Company in identify and recruiting potential technical, strategic and other partners or individuals, and (iii) apprise the Company of technological, competitive and other changes and developments that he may from time to time become aware of.  The Advisor Agreement also provides that Mr. Oswald will be paid $900 for the preparation and attendance of each advisory board meeting and Mr. Oswald will be issued 90,000 shares of the Company’s common stock as compensation subject to certain vesting requirements as specified in the Advisor Agreement.

5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

At September 30, 2011, the Company owed two employees $25,500 in compensation for services rendered.

6.           LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $30,000.  Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds have been used for working capital purposes.

7.           COMMON STOCK

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

7.           COMMON STOCK (Continued)

On May 3, 2011, the Company issued 1,110,000 shares of its common stock to unrelated investors at $0.003 per share for a total of $3,700.

On May 12, 2011, the Company issued 1,350,000 shares of its common stock to unrelated investors at $0.003 per share for a total of $4,500.

On June 14, 2011, the Company issued 12,000,000 shares of its common stock in connection with the Omnibus Agreement as discussed in Note 3.

On September 20, 2011, the Company issued 90,000 shares of its common stock pursuant to the Advisory Agreement discussed in Note 4.

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

As of September 30, 2011, the Company had federal net operating loss carryforwards of approximately ($250,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2011 are as follows:

	2010

Federal net operating loss (@ 34%)		$85,000
Less: valuation allowance		(85,000)

Net deferred tax asset	$	---

The valuation allowance increased $50,875 for the three months ended September 30, 2011.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

9.           RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through September 30, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the three months ended September 30, 2011 and 2010 rent expense was $900 and $900, respectively.

10.         SUBSEQUENT EVENTS

Securities Purchase Agreement

On October 3, 2011, the Company entered into a Securities Purchase Agreement (the “Financing Agreement”) with an investor (the “Investor”) pursuant to which the Company, at its sole and exclusive option, may issue and sell to the Investor, and the Investor shall purchase up to $7,800,000 of the Company’s $0.001 par value common stock (the “Common Stock”) and five-year warrants to purchase Common Stock (the “Warrants”) from time to time over a two year period at a purchase price (the “Purchase Price”) of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of the Company’s Common Stock.  The Company shall have sole discretion to issue and sell the Common Stock and Warrants pursuant to the Financing Agreement and the Investor shall have no right to acquire the Common Stock and Warrants from the Company until a drawdown notice is received from the Company. The Investor shall have sole discretion in determining whether the proposed use of proceeds as provided by the Company in the drawdown notice is acceptable to the Investor.

The Company received an initial drawdown of Two Hundred Thousand Dollars ($200,000) (“First Drawdown”) on October 3, 2011.  In exchange for the First Drawdown, the Company issued 500,000 shares of Common Stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of Common Stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.

On October 12, 2011, the Company received an additional $200,000 drawdown and issued 500,000 shares of the Company’s common stock (“Shares”) at a purchase price of $0.40 per share and warrants to purchase 500,000 of the Company’s common stock (“Warrants”) at an exercise price of 120% of the purchase price, or $0.48 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

Stock Cancellation Agreement

In connection with the Financing Agreement, on October 3, 2011, the Company also entered into a Stock Cancellation Agreement (the “Cancellation Agreement”) with Joel Felix, pursuant to which the Company and Mr. Felix agreed to cancel 85,000,000 shares of common stock held by Mr. Felix as consideration for the Investor’s willingness to enter into and as a condition of the Financing Agreement.

On October 17, 2011, the Company canceled and retired 150,000 shares of Common Stock from an unrelated third party.

As of November 1, 2011 and following the issuance of 1,000,000 shares of Common Stock pursuant to the draw downs and after giving effect to the stock cancellation pursuant to the Cancellation Agreement, the Company has an aggregate of 87,107,100 shares of Common Stock issued and outstanding.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)
10.         SUBSEQUENT EVENTS (Continued)

Purchase Agreement

In October 2011, the Company entered into a Purchase Agreement with Pepper Canister Nominees Limited (the “Seller”) pursuant to which Company will acquire all of the issued and outstanding shares of the Seller’s wholly-owned subsidiary, Reservoir Resources Limited (“Reservoir Resources”), which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom in exchange for 12,500,000 shares of the Company’s  common stock (the “Purchase Price”).  The Company is subject to development requirements whereby the Company must drill at least one well in the licensed area to a depth of 400 meters to be spudded by December 31, 2012 (“Target Date”), failure of which will result in the Seller being granted the option to cancel the Purchase Agreement within 60 days of the Target Date, re-acquire all shares of Reservoir Resources and retain 50% of the Company’s shares received as the Purchase Price.  The Company will remit to the Seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.  The Purchase Agreement contains customary representations and warranties by the Company and the Seller and the closing of the Purchase Agreement will take place 10 days following the date the United Kingdom Department of Energy and Climate Control issues an agreement not to revoke the oil and gas exploration license.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended September 30, 2011, together with notes thereto, which are included in this Quarterly Report.

Overview.  American Energy Development Corp. (“AEDC,” “We,” or the “Company”) was incorporated in the State of Nevada on March 10, 2010 as “LJM Energy Corp.” On July 12, 2011, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change its name from “LJM Energy Corp.” to “American Energy Development Corp.” (the “Name Change”). The effective date of the Name Change with the Nevada Secretary of State was July 14, 2011.

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

We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. One of the wells in the Dansville Prospect has recently been drilled and we anticipate it will be put into production in the near future, We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. Two of the wells in Magnolia Prospect have been drilled and were recently put into production.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2011, as compared to no revenues for the three months ended September 30, 2010.  We anticipate we will begin generating revenues from oil and gas sales from our interest in both the Dansville Prospect and the Magnolia Prospect.

To implement our business plan during the next twelve months, we need to begin generating revenues from the Dansville Prospect and the Magnolia Prospect. Our failure to do so will hinder our ability to increase the size of our operations. If we are not able to generate revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended September 30, 2011, our total operating expenses were $117,972, as compared to total operating expenses of $22,147 for the three months ended September 30, 2010. Our operating expenses were solely comprised of general and administrative expenses and primarily relate to those costs associated with us becoming a public company.  The overall increase of $95,825 in total operating expenses from the same three-month period in the prior year was primarily attributable to our acquisition and integration of additional oil and gas interests and the expansion of our personnel and further development of our oil and gas operations.

We expect that our future monthly operating expenses for fiscal year 2012 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect in Michigan. We will continue to incur significant general and administrative expenses, but we also expect to begin generating revenues from oil and gas sales at the Dansville Prospect and the Magnolia Prospect.

Net Loss. For the three months ended September 30, 2011, our net loss was $118,728, as compared to our net loss of $22,903 for the three months ended September 30, 2010.  Our net loss was comprised of interest expense of $756 and operating expenses of $117,972.  We expect to begin generating revenues from oil and gas sales at the Dansville Prospect and the Magnolia Prospect which we hope will cover our operating costs and reduce our net losses in the future. We cannot guaranty that we will be able to generate revenues or, if that we do generate revenues, that such revenues will cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources. We have cash of $704 as of September 30, 2011. Our total assets of $1,288,970 as of September 30, 2011 consist of cash of $704 and oil and gas property of $1,288,266, which includes our interests in the Dansville Prospect and the Magnolia Prospect.

As of September 30, 2011, we had total liabilities of $219,068, of which $189,068 was represented by accounts payable and accrued expenses and $30,000 was represented by a loan from Joel Felix, our Chief Financial Officer and director.  This loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds were used for working capital purposes and to fund the acquisition of the working interest in the Magnolia Prospect. We had no other long term liabilities, commitments or contingencies

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.10 per share in a direct public offering. The Registration Statement on Form S-1 became effective on January 19, 2011.  We sold 2,133,570 shares our common stock to unrelated investors for cash of $213,357 pursuant to that offering and closed the offering.  We have used those proceeds for working capital and as part of the compensation paid to Range Michigan LLC for our rights in the Dansville Prospect.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may issue and sell to the investor, and the investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment. In connection with the Financing Agreement, on October 3, 2011, we entered into a Stock Cancellation Agreement with Joel Felix, pursuant to which Mr. Felix agreed to cancel 85,000,000 shares of common stock held by him as consideration for the investor’s willingness to enter into and as a condition of the Financing Agreement. On October 12, 2011, we issued an additional 500,000 shares of our common stock and Warrants to purchase 500,000 shares of our common stock to the investor in exchange for a second drawdown of $200,000.

During 2012, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases. We expect to make future payments to Range Michigan LLC of our proportional share of the drilling and completion costs in the Dansville Prospect, which will continue to affect our liquidity. For the Magnolia Prospect, we have paid the total drilling and completion costs and are not obligated to make any future payments of our proportional share of drilling and completion costs in the project. However, if the actual costs exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of the overrun. We may also incur additional expenses related to the acquisition of additional oil and gas rights. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, and future payments related to certain of our oil and gas projects and costs related to potential acquisitions of oil and gas rights, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $704 as of September 30, 2011. In the opinion of management, available funds and funds received to date from the Financing Agreement as discussed above will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We will need additional cash to expand our operations, including the development of the Dansville Prospect and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not currently own any equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Energy Development Corp., a Nevada corporation

November 9, 2011	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

November 9, 2011	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)