Form 10-Q
period 2011-12-31
American Energy Development Corp.
filed 2012-02-14
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

 American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Avenue of the Americas, 7th Floor, New York, NY 10020
(Address of principal executive offices) (Zip Code)

(855) 645-2332
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes      ☒No

As of February 13, 2012, there were 87,332,100 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly, LJM Energy Corp.)
 (An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011
ASSETS
Current assets
Cash	$13,242	$208,523
Accounts receivable	1,814	-
Total current assets	15,056	208,523

Oil and gas property
Unproved	1,839,434	1,288,266

Total assets	$1,854,490	$1,496,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$300,277	$279,959
Loans from stockholders	153,450	30,000

Total current liabilities	453,727	309,959

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, 87,207,100 and 171,167,100 shares issued and outstanding, respectively	87,207	171,167
Additional paid-in capital	1,688,850	1,152,190
Deficit accumulated during the exploration stage	(375,294)	(136,527)

Total stockholders’ equity (deficit)	1,400,763	1,186,830

Total liabilities and stockholders’ equity (deficit)	$1,854,490	$1,496,789

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	From Inception (March 10, 2010) Through December 31, 2011

Revenues	$2,276	$-	$2,276	$-	$2,276

Operating Costs	164	-	164	-	164

Net revenue	2,112	-	2,112	-	2,112

Operating expenses
General and administrative	120,958	20,991	238,930	43,138	371,701

Total operating expenses	120,958	20,991	238,930	43,138	371,701

Loss from operations	(118,846)	(20,991)	(236,818)	(43,138)	(369,589)

Interest expense	(1,193)	(756)	(1,949)	(1,512)	(5,705)

Loss before income taxes	(120,039)	(21,747)	(238,767)	(44,650)	(375,294)

Provision for income taxes	-	-	-	-	-

Net loss	$(120,039)	$(21,747)	$(238,767)	$(44,650)	$(375,294)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$-

Weighted average of common shares – basic and diluted	102,240,252	90,000,000	112,777,570	90,000,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Exploration Stage	Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock for services, March 11, 2010	90,000,000	90,000	(87,000)	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	(11,083)	(6,883)

Issuance of common stock, March 28, 2011	64,007,100	64,007	149,350	-	213,357

Issuance of common stock for cash, April 12, 2011	2,700,000	2,700	6,300	-	9,000

Issuance of common stock for cash, May 3, 2011	1,110,000	1,110	2,590	-	3,700

Issuance of common stock for cash, May 12, 2011	1,350,000	1,350	3,150	-	4,500

Issuance of common stock for oil and gas properties, June 14, 2011	12,000,000	12,000	1,073,000	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	3,600

Net loss	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$(136,527)	$1,186,830

Issuance of common stock for services,	90,000	90	810	-	900
September 20, 2011

Cancellation of 85,000,000 common shares by an officer on October 3, 2011	(85,000,000)	(85,000)	85,000		-

Stock Issued for cash on October 3, 2011 @ $0.40 per share	500,000	500	199,500		200,000

Stock Issued for cash on October 12, 2011 @ $0.40 per share	500,000	500	199,500		200,000

Cancellation of 150,000 common shares by an officer on October 17, 2011	(150,000)	(150)	150		-

Stock Issued for cash on November 23, 2011 @ $0.50 per share	100,000	100	49,900		50,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800		1,800

Net Loss				(238,767)	(238,767)

Balance, December 31, 2011	87,207,100	$87,207	$1,688,850	$(375,294)	$1,400,763

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	From Inception (March 10, 2010) Through December 31, 2011

Cash flows from operating activities
Net loss	$(238,767)	$(44,650)	$(375,294)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	6,600
Common stock issued for services	900	-	3,900
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,814)	-	(1,814)
Increase (decrease) in accounts payable and accrued expenses	20,318	37,282	300,277

Net cash used in operating activities	(217,563)	(5,568)	(66,331)

Cash flows from investing activities
Investment in oil and gas property	(551,168)	-	(754,434)

Net cash used by investing activities	(551,168)	-	(754,434)

Cash flows from financing activities
Proceeds from issuance of common stock	450,000	-	680,557
Proceeds from issuance of stockholder loan	123,450	-	153,450

Net cash provided by financing activities	573,450	-	834,007

Net increase (decrease) in cash	(195,281)	(5,568)	13,242

Cash, beginning of period	208,523	7,983	-

Cash, end of period	$13,242	$2,415	$13,242

Supplemental disclosure of cash flow
information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Common stock for services	$2,700	$3,000	$3,900
Common stock for oil and gas properties	$125,000	$-	$1,210,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

American Energy Development Corp. (the "Company") is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on March 10, 2010. Since inception, the Company has produced almost no revenues and will continue to report as an exploration stage company until significant revenues are produced.

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

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of December 31, 2011, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,298 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis.  The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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
DECEMBER 31, 2011
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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($375,294) from inception (March 10, 2010) through December 31, 2011. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

3.           EMPLOYMENT AGREEMENTS

On December 19, 2011, the board of directors of the Company increased the size of the board of directors from two to three directors and appointed Kevin J. Goldrick as a director. On this day the Company and Mr. Goldrick entered into a director agreement (“Director Agreement”). The Director Agreement provides that Mr. Goldrick will receive an annual cash compensation of $12,000 and equity compensation of 100,000 shares of common stock with the possibility to purchase stock options subject to certain conditions as specified in the Director Agreement.

4.           INVESTMENTS IN OIL AND GAS PROPERTIES

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

4.           INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Amendment to Omnibus Agreement, Participation Agreement and Option Agreement with Range Michigan LLC (Continued)

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

Reservoir Resources

On September 13, 2011, the Company entered into a Purchase Agreement (“Purchase Agreement”) with Pepper Canister Nominees Limited (the “Seller”), pursuant to which the Company will acquire all of the issued and outstanding shares of the Seller’s wholly-owned subsidiary, Reservoir Resources Limited (“Reservoir Resources”), in exchange for 12,500,000 shares of the Company’s common stock (the “Purchase Price”), subject to certain closing conditions of the Purchase Agreement.  Reservoir Resources owns an oil and gas exploration and development license in the United Kingdom.  The Company is subject to development requirements whereby the Company must drill at least one well in the licensed area to a depth of 400 meters to be spudded by December 31, 2012 (“Target Date”), failure of which will result in the Seller being granted the option to cancel the Purchase Agreement within 60 days of the Target Date, re-acquire all shares of Reservoir Resources and retain 50% of the Company’s shares received as the Purchase Price.  The Company will remit to the Seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.  The Purchase Agreement contains customary representations and warranties by the Company and the Seller and the closing of the Purchase Agreement will take place 10 days following the date the United Kingdom Department of Energy and Climate Control (DECC) affirms the oil and gas exploration license.

As of December 31, 2011, the purchase of Reservoir Resources has not been completed.

5.           ADVISOR AGREEMENT

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

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

6.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

At December 31, 2011, the Company owed two employees $8,500 in compensation for services rendered.

7.           LOAN FROM STOCKHOLDER

The Company has an outstanding note payable with a stockholder in the amount of $30,000.  Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds have been used for working capital purposes.

On December 2, 2011, the Company issued a Promissory Note (“Note”) to a stockholder for the aggregate of $109,962.  The Note is due on June 2, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 5%.

On December 23, 2011, the stockholder advanced an additional $13,488 to fund operations. The advances are unsecured, non-interest bearing and due on demand.

8.           COMMON STOCK

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

On September 20, 2011, the Company issued 90,000 shares of its common stock pursuant to the Advisory Agreement discussed in Note 5.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)
8.           COMMON STOCK (Continued)

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

On November 23, 2011, the Company issued 100,000 shares of its common stock to unrelated investors at $0.50 per share for a total of $50,000.

9.           PROVISION FOR INCOME TAXES

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

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately ($380,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

AMERICAN ENERGY DEVELOPMENT CORP.
(Formerly LJM Energy Corp.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(UNAUDITED)

9.           PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of December 31, 2011 are as follows:

	2010

Federal net operating loss (@ 34%)		$129,200
Less: valuation allowance		(129,200)

Net deferred tax asset	$	---

The valuation allowance increased $44,200 for the six months ended December 31, 2011.

10.          RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through December 31, 2011, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the six months ended December 31, 2011 and 2010 rent expense was $1,800 and $1,800, respectively.

In connection with the Financing Agreement, on October 3, 2011, the Company also entered into the Cancellation Agreement with Joel Felix, pursuant to which the Company and Mr. Felix agreed to cancel 85,000,000 shares of common stock held by Mr. Felix as consideration for the Investor’s willingness to enter into and as a condition of the Financing Agreement.

The Company has an outstanding note payable to Joel Felix in the amount of $30,000.  Per the terms of the note, this loan is due upon demand together with interest that accrues at the rate of 10% per annum.  The loan funds have been used for working capital purposes.

On December 2, 2011, the Company issued a promissory note to the Company’s Chief Financial Officer, Joel Felix. Pursuant to which, Mr. Felix, agreed to lend the Company an aggregate of $109,962 in exchange for the Promissory Note.  The Promissory Note is due on June 2, 2012, or upon default, whichever is earlier, and bears interest at the annual rate of 5%.

On December 23, 2011, the Company’s Chief Financial Officer, Joel Felix, advanced an additional $13,488 to fund operations.  The advances are unsecured, non-interest bearing and due on demand.

11.         SUBSEQUENT EVENTS

On February 3, 2012, the Company received an additional $50,000 drawdown and issued 125,000 shares of the Company's common stock ("Shares") at a purchase price of $0.40 per share and warrants to purchase 125,000 of the Company's common stock ("Warrants") at an exercise price of 120% of the purchase price, or $0.48 per share, pursuant to its October 3, 2011 Financing Agreement.  The Warrants expire five (5) years from the date of the investment.

As of February 13, 2012, the purchase of Reservoir Resources has not been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2011.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended December 31, 2011, together with notes thereto, which are included in this Quarterly Report.

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

We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. One of the wells in the Dansville Prospect has been drilled and was recently put into production. We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. Two of the wells in Magnolia Prospect have been drilled and were recently put into production.

For the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

Results of Operations.

Revenues. We had revenues of $2,276 for the three months ended December 31, 2011, as compared to no revenues for the three months ended December 31, 2010.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect.

To implement our business plan during the next twelve months, we need to begin generating more significant and consistent revenues from the Dansville Prospect and the Magnolia Prospect. Our failure to do so will hinder our ability to increase the size of our operations. If we are not able to generate revenues to cover our operating costs, we may not be able to expand our operations.

Operating Expenses. For the three months ended December 31, 2011, our total operating expenses were $120,444, as compared to total operating expenses of $20,991 for the three months ended December 31, 2010. Our operating expenses were solely comprised of general and administrative expenses.  The overall increase of $99,453 in total operating expenses from the comparable period in the prior year was primarily attributable to the integration and further development of our Michigan oil and gas operations, the expansion of our personnel and the costs associated with us being a public company.

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

Net Loss. For the three months ended December 31, 2011, our net loss was $121,339, as compared to our net loss of $21,747 for the three months ended December 31, 2010.  Our net loss was comprised of interest expense of $1,193 and operating expenses of $120,444.  We expect to begin generating revenues from oil and gas sales at the Dansville Prospect and the Magnolia Prospect which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate revenues or, if that we do generate revenues, that such revenues will cover our operating costs and reduce our net loss in future periods.

For the six months ended December 31, 2011, as compared to the six months ended December 31, 2010.

Results of Operations.

Revenues. We had revenues of $2,276 for the six months ended December 31, 2011, as compared to no revenues for the six months ended December 31, 2010.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect.

Operating Expenses. For the six months ended December 31, 2011, our total operating expenses were $238,416, as compared to total operating expenses of $43,138 for the six months ended December 31, 2010. Our operating expenses were solely comprised of general and administrative.  The overall increase of $195,278 in total operating expenses from the comparable period in the prior year was primarily attributable to the integration and further development of our Michigan oil and gas operations, the expansion of our personnel and the costs associated with us being a public company.

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

Net Loss. For the six months ended December 31, 2011, our net loss was $240,067, as compared to our net loss of $44,650 for the six months ended December 31, 2010.  Our net loss was comprised of interest expense of $1,949 and operating expenses of $238,416.  We expect to begin generating more significant revenues from oil and gas sales at the Dansville Prospect and the Magnolia Prospect which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate revenues or, if that we do generate revenues, that such revenues will cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources. We have cash of $13,242 as of December 31, 2011. Our total assets of $1,852,676 as of December 31, 2011, consist of cash of $13,242 and oil and gas property of $1,839,434, which includes our interests in the Dansville Prospect and the Magnolia Prospect.

As of December 31, 2011, we had total liabilities of $453,212, of which $299,762 was represented by accounts payable and accrued expenses and $153,450 was represented by loans from Joel Felix, our Chief Financial Officer and director.  Of these loans, $30,000 is due upon demand together with interest that accrues at the rate of 10% per annum, $109,962 is due upon demand together with interest that accrues at the rate of 5% per annum, and $13,488 is unsecured, non-interest bearing and due on demand. The loan funds were used for working capital purposes and to fund the acquisition of the Magnolia Prospect in 2010. We had no other long-term liabilities, commitments or contingencies.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may issue and sell to the investor, and the investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The warrants expire five years from the date of the investment. In connection with the Financing Agreement, on October 3, 2011, we entered into a Stock Cancellation Agreement with Joel Felix, pursuant to which Mr. Felix agreed to cancel 85,000,000 shares of common stock held by him as consideration for the investor’s willingness to enter into and as a condition of the Financing Agreement. On October 12, 2011, we issued an additional 500,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock to the investor in exchange for a second drawdown of $200,000.

On October 17, 2011 we entered into a Stock Cancellation Agreement with an investor, pursuant to which the investor agreed to cancel 150,000 shares of our common stock.

On November 23, 2011 we issued 100,000 shares of our common stock to various unrelated investors in exchange for a total of $50,000, or $0.50 per share.

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

We have cash of $13,242 as of December 31, 2011. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We will need additional cash to expand our operations, including the development of the Dansville Prospect and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We expect to continue to drawdown funds from the Financing Agreement as needed. In addition, we have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2011, we issued 100,000 shares of common stock to various unrelated investors in exchange for a total of $50,000, or $0.50 per share.  These shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (“Act”), which exemption is specified by Regulation S promulgated pursuant to that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

American Energy Development Corp., a Nevada corporation

February 13, 2012	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

February 13, 2012	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)