Form 10-Q
period 2012-03-31
American Energy Development Corp.
filed 2012-05-03
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

 American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 2, 2012, there were 101,276,315 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2012	June 30,
	(Unaudited)	2011

Current assets
Cash	$333,967	$208,523
Prepaid Expenses	1,500	-

Total current assets	335,467	208,523

Oil and Gas Property
Unproved	14,842,383	1,288,266

Total assets	$15,177,850	$1,496,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$205,503	$279,959
Loans from stockholders	-	30,000

Total current liabilities	205,503	309,959

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, 101,276,315 and 171,167,100 shares issued and outstanding, respectively	101,276	171,167
Additional paid-in capital	15,353,295	1,152,190
Deficit accumulated during the exploration stage	(482,224)	(136,527)

Total stockholders’ equity (deficit)	14,972,347	1,186,830

Total liabilities and stockholders’ equity (deficit)	$15,177,850	$1,496,789

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	From Inception (March 10, 2010) Through March 31, 2012

Revenues	21,304	-	23,580	-	23,580

Operating Costs	1,599	-	1,763	-	1,763

Net revenue	$19,705	$-	$21,817	$-	$21,817

Operating expenses
General and administrative	124,726	21,746	363,655	64,884	496,427

Total operating expenses	124,726	21,746	363,655	64,884	496,427

Loss from operations	(105,021)	(21,746)	(341,838)	(64,884)	(474,610)

Interest expense	(1,909)	(740)	(3,859)	(2,252)	(7,614)

Loss before income taxes	(106,930)	(22,486)	(345,697)	(67,136)	(482,224)

Provision for income taxes	-	-	-	-	-

Net loss	$(106,930)	$(22,486)	$(345,697)	$(67,136)	$(482,224)

Net loss per common share – basic and diluted	$-	$-	$-	$-

Weighted average of common shares – basic and diluted	90,052,184	90,000,000	87,939,061	90,000,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH MARCH 31, 2012
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Exploration Stage	Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-

Issuance of common stock for services, March 11, 2010	90,000,000	90,000	(87,000)	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	(11,083)	(6,883)

Issuance of common stock for cash	69,167,100	69,167	161,390	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	3,600

Net loss	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810		900

Issuance of common stock for cash	2,669,215	2,669	1,617,331		1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150		-

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,700		2,700

Forgiveness of debt by former stockholders	-	-	7,614		7,614

Issuance of common stock for oil and gas properties	12,500,000	12,500	12,487,500		12,500,000

Net Loss				(345,697)	(345,697)

Balance, March 31, 2012	101,276,315	$101,276	$15,353,295	$(482,224)	$14,972,347

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	From Inception (March 10, 2010) Through March 31, 2012

Cash flows from operating activities
Net loss	$(345,697)	$(67,136)	$(482,224)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,700	2,700	7,500
Common stock issued for services	900	-	3,900
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(75,356)	55,783	205,502

Net cash used in operating activities	(417,453)	(8,653)	(265,322)

Cash flows from investing activities

Purchase of oil and gas properties	(1,077,103)	-	(1,251,268)

Net cash used by investing activities	(1,077,103)	-	(1,251,268)

Cash flows from financing activities
Proceeds from issuance of common stock	1,620,000	213,357	1,850,557
Proceeds from issuance of stockholder loan	-	-	-

Net cash provided by financing activities	1,620,000	213,357	1,850,557

Net increase (decrease) in cash	125,444	204,704	333,967

Cash, beginning of period	208,523	7,983	-

Cash, end of period	$333,967	$212,687	$333,967

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Common stock for services	$2,700	$3,000	$3,900
Common stock for oil and gas properties	$12,825,000	$-	$13,910,000

See accompanying notes to financial statements.

 AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
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

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of March 31, 2012, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis.  The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

Additionally, the Company owns all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a ninety-five percent (95%) share in the Petroleum Exploration and Development Licence for UK Onshore Block SU97, known as licence PEDL236 (the “Licence”), which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources also owns two-dimensional seismic data and information relating to certain areas of the Licence.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)
2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($482,224) from inception (March 10, 2010) through March 31, 2012. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.           EMPLOYMENT AGREEMENTS

On December 19, 2011, the board of directors of the Company increased the size of the board of directors from two to three directors and appointed Kevin J. Goldrick as a director. On this date, the Company and Mr. Goldrick entered into a director agreement (“Director Agreement”). The Director Agreement provides that Mr. Goldrick will receive an annual cash compensation of $12,000 and equity compensation of 100,000 shares of common stock with the possibility to purchase stock options subject to certain conditions as specified in the Director Agreement

4.           INVESTMENTS IN OIL AND GAS PROPERTIES

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

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

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Option Agreement (“Option Amendment”) with Range, pursuant to which the Option Agreement dated June 14, 2011 between the parties was amended to, among other things, reflect the Company’s name change to American Energy Development Corp. and provide that, in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of the Company’s share of production proceeds for payment of the option fee and if the Company’s share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012, then the Company shall pay Range the remaining balance of the option fee on or before February 5, 2012.  In the event that the Brown #2-12 Well is not capable of production, the option fee shall be due on January 1, 2012.  The Company is in negotiations with Range to waive the option fee.

Reservoir Resources

On September 13, 2011, the Company entered into a Purchase Agreement (“Purchase Agreement”) with Pepper Canister Nominees Limited (the “Seller”) pursuant to which the Company will acquire all of the issued and outstanding shares of the Seller’s wholly-owned subsidiary, Reservoir Resources Limited (“Reservoir Resources”), which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom in exchange for 12,500,000 shares of the Company’s common stock (the “Purchase Price”).  The Company is subject to development requirements whereby the Company must drill at least one well in the licensed area to a depth of 400 meters to be spudded by December 31, 2012 (“Target Date”), failure of which will result in the Seller being granted the option to cancel the Purchase Agreement within 60 days of the Target Date, re-acquire all shares of Reservoir Resources and retain 50% of the Company’s shares received as the Purchase Price.  The Company will remit to the Seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.

The purchase of Reservoir Resources was completed on March 12, 2012.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

6.           LOANS FROM STOCKHOLDER

On March 31, 2010, the Company issued a promissory note to a stockholder and officer of the Company in exchange for a loan of $30,000 with interest that accrued at the rate of 10% per annum.  On March 22, 2012, the Company repaid the loan and the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

On December 2, 2011, the Company issued a promissory note to a stockholder and officer of the Company in the amount of $109,962. The promissory note, which was due on June 2, 2012, including interest at the annual rate of 5% was repaid on March 22, 2012. On this date, the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

On December 23, 2011, a stockholder and officer of the Company provided an advance to fund operations. The advance was unsecured, non-interest bearing and due on demand. On March 22, 2012 the Company repaid the amount due of $13,488.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

7.   COMMON STOCK (Continued)

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

On October 3, 2011, the Company entered into a Securities Purchase Agreement (the “Financing Agreement”) with an investor (the “Investor”) pursuant to which the Company, at its sole and exclusive option, may issue and sell to the Investor, and the Investor shall purchase up to $7,800,000 of the Company’s $0.001 par value common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price (the “Purchase Price”) of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of the Company’s common stock.  The Company shall have sole discretion to issue and sell the common stock and Warrants pursuant to the Financing Agreement and the Investor shall have no right to acquire the common stock and Warrants from the Company until a drawdown notice is received from the Company. The Investor shall have sole discretion in determining whether the proposed use of proceeds as provided by the Company in the drawdown notice is acceptable to the Investor.

The Company received an initial drawdown of $200,000 (“First Drawdown”) on October 3, 2011.  In exchange for the First Drawdown, the Company issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.

On October 12, 2011, the Company received an additional $200,000 drawdown (“Second Drawdown”).  In exchange for the Second Drawdown, the Company issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

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

On February 3, 2012, the Company received an additional $50,000 drawdown (“Third Drawdown”).  In exchange for the Third Drawdown, the Company issued 125,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 125,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

7.   COMMON STOCK (Continued)

On March 12, 2012, the Company issued 12,500,000 shares of its common stock pursuant to a Purchase Agreement with Pepper Canister Nominees Limited to acquire all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom.

On March 20, 2012, the Company received an additional $1,000,000 drawdown (“Fourth Drawdown”).  In exchange for the Fourth Drawdown, the Company issued 1,282,052 shares of common stock at a purchase price of $0.78 per share and Warrants to purchase 1,282,052 shares of common stock at an exercise price of 120% of the purchase price, or $0.94 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

On March 22, 2012, a stockholder and officer of the Company forgave $7,614 of accrued interest due to him in relation to his advances to the Company and contributed the same amount to capital.

On March 30, 2012, the Company received an additional $120,000 drawdown (“Fifth Drawdown”).  In exchange for the Fifth Drawdown, the Company issued 162,163 shares of common stock at a purchase price of $0.74 per share and Warrants to purchase 162,163 shares of common stock at an exercise price of 120% of the purchase price, or $0.89 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

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

As of March 31, 2012, the Company had federal net operating loss carryforwards of approximately ($480,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of March 31, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$163,200
Less: valuation allowance		(163,200)

Net deferred tax asset	$	---

The valuation allowance increased $34,000 for the nine months ended March 31, 2012.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

9.           RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through March 31, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations.  For the nine months ended March 31, 2012 and 2011 rent expense was $1,200 and $1,200, respectively.

In connection with the Financing Agreement, on October 3, 2011, the Company also entered into the Cancellation Agreement with Joel Felix, pursuant to which the Company and Mr. Felix agreed to cancel 85,000,000 shares of common stock held by Mr. Felix as consideration for the Investor’s willingness to enter into and as a condition of the Financing Agreement.

On March 31, 2010, the Company issued a promissory note to a stockholder and officer of the Company in exchange for a loan of $30,000 with interest that accrued at the rate of 10% per annum.  On March 22, 2012, the Company repaid the loan and the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

On December 2, 2011, the Company issued a promissory note to a stockholder and officer of the Company in the amount of $109,962. The promissory note, which was due on June 2, 2012, including interest at the annual rate of 5% was repaid on March 22, 2012. On this date, the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

On December 23, 2011, a stockholder and officer of the Company provided an advance to fund operations. The advance was unsecured, non-interest bearing and due on demand. On March 22, 2012 the Company repaid the amount due of $13,488.

10.         SUBSEQUENT EVENTS

White Tail Prospect

On March 6, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the White-tail Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the White-tail Prospect, the Company will pay Range a total purchase price of Four Hundred and Eighty Seven Thousand Five Hundred Dollars ($487,500). Two Hundred Thousand Dollars ($200,000) will be payable in shares of the Company’s common stock with a par value of $.001 per share and Eighty Seven Thousand Five Hundred Dollars ($87,500) will be payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the White-tail Prospect of approximately 4,200 acres. The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) estimated at $200,000 for a 3-D high resolution seismic survey of the White-tail Prospect. The Company had not received the AFE as at March 31, 2012 and the transaction has not yet closed.

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of Eighty Thousand Dollars ($80,000). Thirty Thousand Dollars ($30,000) will be payable in shares of the Company’s common stock with a par value of $.001 per share and Fifty Thousand Dollars ($50,000) will be payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the Osprey Prospect. The Company further agreed to pay Ninety One Thousand Dollars ($91,000) in cash as a prospect fee upon receipt of the Authority For Expenditure (“AFE”) and seventy percent (70%) of the total cost of drilling and completion in the Osprey Prospect.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this Quarterly Report.

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

Our Business. We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States and the United Kingdom. We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. One of the wells in the Dansville Prospect, the Brown 2-12, has been drilled and was recently put into production. The second well in the Dansville Prospect, Cremer 1-1, is currently being drilled.  We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. Two of the wells in Magnolia Prospect have been drilled and are in production.

In the United Kingdom,  our wholly-owned subsidiary Reservoir Resources Limited, which through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a 95% share in the Petroleum Exploration and Development Licence for UK Onshore Block SU97, known as licence PEDL236 (the “Licence”), which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources Limited also owns two-dimensional seismic data and information relating to certain areas of the Licence.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues. We have had revenues of $21,304 for the three months ended March 31, 2012, as compared to no revenues for the three months ended March 31, 2011.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect. To increase the size of our operations during the next twelve months, we need to begin generating more significant revenues from the Dansville Prospect. Our failure to do so will significantly hinder our ability to increase the size of our operations.

Operating Expenses. For the three months ended March 31, 2012, our total operating expenses were $124,726, as compared to total operating expenses of $21,746 for the three months ended March 31, 2011. Our operating expenses were solely comprised of general and administrative expenses and primarily relate to additional costs related to the increased size of our operations and costs associated with being a public company.  The overall increase of $102,980 in total operating expenses from the comparable period in the prior year was primarily attributable to the increased costs related to the integration of our Michigan oil and gas operations, and the costs associated with being a public company.

We expect that our future monthly operating expenses for fiscal year 2012 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect in Michigan and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company, but we also expect to begin generating more significant revenues from oil and gas sales at the Dansville Prospect.

Net Loss. For the three months ended March 31, 2012, our net loss was $106,930, as compared to our net loss of $22,486 for the three months ended March 31, 2011. The larger loss is directly related to an increase in general and administrative expenses between the comparable periods. We expect to begin generating more significant revenues from oil and gas sales at the Dansville Prospect, which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

For the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.

Results of Operations.

Revenues. We have had revenues of $23,580 for the nine months ended March 31, 2012, as compared to no revenues for the nine months ended March 31, 2011.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect. To increase the size of our operations during the next twelve months, we need to begin generating more significant revenues from the Dansville Prospect. Our failure to do so will significantly hinder our ability to increase the size of our operations.

Operating Expenses. For the nine months ended March 31, 2012, our total operating expenses were $363,655, as compared to total operating expenses of $64,884 for the nine months ended March 31, 2011. Our operating expenses were solely comprised of general and administrative expenses and primarily relate to additional costs related to the increased size of our operations and costs associated with us being a public company.  The overall increase of $298,771 in total operating expenses from the comparable period in the prior year was primarily attributable to the integration and further development of our Michigan oil and gas interests, and the expansion of our personnel, and the costs associated with being a public company.

We expect that our future monthly operating expenses for fiscal year 2012 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect in Michigan and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company, but we also expect to begin generating more significant revenues from oil and gas sales at the Dansville Prospect.

Net Loss. For the nine months ended March 31, 2012, our net loss was $345,697, as compared to our net loss of $67,136 for the nine months ended March 31, 2011. The larger loss is primarily due to an increase in general and administrative expenses.  We expect to begin generating more significant revenues from oil and gas sales at the Dansville Prospect, which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources. We have cash of $333,967 as of March 31, 2012. Our total assets of $15,177,850 as of March 31, 2012 consist of cash of $333,967, prepaid expenses of $1,500 and oil and gas property of $14,842,383, which includes our interests in the Dansville Prospect, the Magnolia Prospect, and Reservoir Resources.

As of March 31, 2012, we had total current liabilities of $205,503, all of which were represented by accounts payable.  We had no other long-term liabilities, commitments or contingencies.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may issue and sell to the investor, and the investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.  The second drawdown of $200,000 was delivered on October 12, 2011 and we issued 500,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the second drawdown.  The third drawdown of $50,000 was delivered on February 3, 2012 and we issued 125,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 125,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the third drawdown.  The fourth drawdown of $1,000,000 was delivered on March 20, 2012 and we issued 1,282,052 shares of our common stock at a purchase price of $0.78 per share and Warrants to purchase 1,282,052 shares of our common stock at an exercise price of $0.94 per share to the investor in connection with the fourth drawdown.  The fifth drawdown of $120,000 was delivered on March 30, 2012 and we issued 162,163 shares of our common stock at a purchase price of $0.74 per share and Warrants to purchase 162,163 shares of our common stock at an exercise price of $0.89 per share to the investor in connection with the fifth drawdown.

We used the funds from the initial drawdowns in October 2011 primarily to pay for general and administrative costs as well as well as our proportional share of the drilling and development costs related to the Brown 2-12 well located on the Dansville Prospect. We used $575,971 of the proceeds from the drawdown of $1,000,000 was delivered on March 20, 2012 to make the following payments to Range Michigan LLC (“Range”) on March 20, 2012:

•	$324,450 - 70% of the anticipated pre-drilling and drilling costs on Cremer 1-1 Well;
•	$91,000 - Prospect fee for Cremer 1-1 Well;
•	$87,500 - Prospect fee for the White Tail Prospect; and
•	$73,021 - AFE shortfall for the Brown 2-12 Well.

The $324,450 for our share of anticipated pre-drilling and drilling costs on Cremer 1-1 Well and the prospect fee of $91,000 were paid to Range pursuant to the Participation Agreement dated June 14, 2011 (the “Participation Agreement”), as amended on September 19, 2011 (the “Amendment”) between us and Range. The Cremer 1-1 Well is the Second Required Well (as defined in the Participation Agreement) on the Dansville Prospect. We own a 43.75% working interest and 35% net revenue interest in the Cremer 1-1 Well.  The full text of the Participation Agreement is attached as Exhibit 10.1 to our Current Report on Form 8-K filed on June 20, 2011. The full text of the Amendment is attached as Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2011.

The Participation Agreement also provides that Range would initially assign to us a 12.5% interest of Range’s net revenue interest in the Brown 2-12 Well after our payment of the first and second AFE payments for the Brown 2-12 Well to Range.  Upon spudding of the Cremer 1-1 Well, and our payments for the Cremer 1-1 Well to Range, as described above, Range assigned to us an additional 22.5% interest of Range’s net revenue interest in the Brown 2-12 Well such that, effective as of April 1, 2012, our total net revenue interest in the Brown 2-12 Well is 35% of Range’s net revenue interest in the Brown 2-12 Well.

On March 2, 2012, we entered into a financial public relations agreement with a consultant, which provides that, among other things, we shall engage the consultant for an initial term of 6 months and continue on a month-to-month basis thereafter to provide certain financial public relations advisory services to us in exchange for $3,000 per month for the first three months, $5,000 per month for the following three months, and $7,000 per month for each month thereafter.

On March 6, 2012, we entered into a letter of intent to acquire a 43.75% working interest and a 35% net revenue interest in the White-tail Prospect from Range (collectively, the “White-tail Interests”).  In consideration of the purchase of the White-tail Interests, we will pay Range a total purchase price of $487,500. $200,000 will be payable in shares of our common stock with a par value of $.001 per share and $87,500 will be payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the White-tail Prospect of approximately 4,200 acres. On March 20, 2012, we paid the prospect fee of $87,500 to Range.   We further agreed to pay 100% of the Authority For Expenditure (“AFE”) estimated at $200,000 for a 3-D high resolution seismic survey of the White-tail Prospect. We have not received the AFE as at March 31, 2012 and the transaction has not yet closed.

On March 12, 2012, we issued 12,500,000 shares of our common stock pursuant to a Purchase Agreement with Pepper Canister Nominees Limited to acquire all of the issued and outstanding shares of Reservoir Resources Limited, which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom.

On March 22, 2012, the Company satisfied the monies owed to its stockholder and officer, Joel Felix, for promissory notes dated March 31, 2010 and December 2, 2011 (the “Notes”) for loans of $30,000 and $109,962, respectively, and for an advance of $13,488 on December 23, 2011 (the “Advance”).  Mr. Felix waived all accrued interest due pursuant to the Notes and the Advance.

During 2012, we expect that the following will continue to impact our liquidity:

•
significant legal and accounting costs associated with being a public company, which will continue to impact our liquidity. Those professional fees will continue to increase as the size of our operations increase.

•	anticipated increases in overhead and the use of independent contractors for services to be provided to us.
•	future payments to Range of our proportional share of costs associated with the wells located on Dansville Prospect as well as the White-tail Prospect.
•	additional expenses related to the acquisition of additional oil and gas rights.

Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $333,967 as of March 31, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We will need additional cash to expand our operations, including the development of the Dansville Prospect and other properties. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Although we expect to continue to drawdown funds from the Financing Agreement as needed, we have been, and intend to continue, working toward identifying and obtaining new sources of financing. We cannot guarantee that we will be successful in obtaining additional financing or that additional funding will be available on favorable terms.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not currently own any equipment. Our management believes that we will require the services of independent contractors to operate at our current level of activity.  Further, as our level of operations increases beyond the level that our current staff can provide, we may need to hire additional employees or independent contractors as well as purchase or lease equipment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2012, we issued 125,000 shares of common stock to an investor in exchange for a total of $50,000, or $0.40 per share, and five-year warrants to purchase 125,000 shares of common stock at an exercise price of $0.48 per share.  These shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 (“Securities Act”), which exemption is specified by Regulation S promulgated pursuant to that Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 1.01.- Entry into a Material Definitive Agreement” and “Item 5.02.- Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On April 27, 2012, we entered into an Operating Agreement with Range, which provides that Range is the operator of the Cremer 1-1 Well.  The Cremer 1-1 Well is Second Required Well (as defined in the Participation Agreement) on the Dansville Prospect.  We own a 43.75% working interest and 35% net revenue interest in the Cremer 1-1 Well.  This brief description of the Operating Agreement is only a summary of material terms and is qualified in its entirety by reference to the full text of the Operating Agreement as attached to this Current Report on Form 8-K as Exhibit 10.1.

On May 1, 2012, we entered into an Amendment to the Employment Agreement dated July 8, 2011 with Joel Felix, our Chief Financial Officer, pursuant to which we increased Mr. Felix’s monthly compensation to $8,000 per month.  All other terms and conditions set forth in the Employment Agreement dated July 8, 2011 remain in full force and effect.  This brief description of the Amendment to the Employment Agreement is only a summary of material terms and is qualified in its entirety by reference to the full text of the Amendment to the Employment Agreement as attached to this Current Report on Form 8-K as Exhibit 10.2.

Item 6.  Exhibits

10.1	Operating Agreement with Range Michigan LLC
10.2	Amendment to Employment Agreement with Joel Felix
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Energy Development Corp., a Nevada corporation

May 3, 2012	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

May 3, 2012	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)