Form 10-K
period 2012-06-30
American Energy Development Corp.
filed 2012-10-15
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2011, approximately $5,967,035.

As of October 12, 2012, there were 101,921,256 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of American Energy Development Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our Business. We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States and the United Kingdom.  We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. Additionally, we own a working interest in Northern Michigan, known as the White-tail Prospect, and we have entered into a letter of intent to acquire a working interest in Southern Michigan, known as the Osprey Prospect.  In the United Kingdom, through our subsidiaries, we own a license to search, bore and obtain petroleum in an onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

Dansville Prospect. We own a 43.75% working interest in certain oil and gas drilling areas and land leases located on approximately 1,343 acres in Ingham County, Michigan, which contains the Dansville Prospect. Range Michigan LLC (“Range”) is the operator of the Dansville Prospect.  The first well in the Dansville Prospect, the Brown 2-12, has completed drilling, in production and generating revenues.  The second well in the Dansville Prospect, the Cremer 1-1, was drilled in late April 2012 and cement plugged due to high salt content following geophysical logging for density, porosity and water saturation.  Range is currently evaluating completion and development opportunities for the well, which include sidetracking.

White-tail Prospect. On June 15, 2012, we entered into and closed a lease acquisition agreement with Range pursuant to which we acquired a 43.75% working interest in Range's right to the oil and gas leases covering the White-tail Prospect, which consists of approximately 4,000 acres in Northern Michigan. Range is the operator of the White-tail Prospect.  Data from the initial seismic survey on the acreage has identified 5 separate reef prospects.  We plan on initiating a new high 3-D resolution seismic survey to clearly define prospective well sites using the latest geological, geophysical, and environmental technology to minimize risk for the subsequent drilling program.  As of October 12, 2012, the seismic contractor is preparing to mobilize and commence field work.

Osprey Prospect. On April 17, 2012, we entered into a letter of intent with Range to acquire a 43.75% working interest and a 35% net revenue interest in the Osprey Prospect, which consists of approximately 1,000 acres in Southern Michigan, in exchange for: (i) $30,000 payable in shares of our common stock, (ii) $50,000 payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the Osprey Prospect, (iii) our obligation to pay $91,000 in cash within 60 days of the date of the Letter of Intent as a prospect fee upon receipt of the Authority for Expenditure and (iv) our obligation to pay 70% of the total cost of drilling and completion in the Prospect. Range is the operator of the Osprey Prospect.  The letter of intent contemplates the closing of the transaction to occur no later than May 30, 2012.  As of October 12, 2012, we have not closed the acquisition of the Osprey Prospect and development plans have been deferred.

Fairfax License. In the United Kingdom, our wholly-owned subsidiary, Reservoir Resources Limited, which, through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a 95% share in the Petroleum Exploration and Development Licence for UK Onshore Block SU97, known as licence PEDL236 (the “Licence”), which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources Limited also owns two-dimensional seismic data and information relating to certain areas of the Licence.

Magnolia Prospect. In March 2010, we entered into a participation agreement with Mid-OK Energy Partners, located in Oklahoma, to acquire participation rights granting us a three percent (3%) working interest in Mid-OK Energy Partners’ working interest in oil, gas and mineral leases represented by a leasehold estate and three well developmental drilling project in Pottawatomie County, Oklahoma (the “Magnolia Prospect”), in exchange for our cash payment of $18,266 and the future payment of a proportional share of drilling and completion costs in the project. On September 16, 2011, we entered into a participation agreement (“Crown Participation Agreement”) with Crown Energy Company (“Crown”), pursuant to which we agreed that our working interest in the Magnolia Prospect would be reduced to one and four tenths percent (1.4%) in exchange for an equivalent reduction in our future drilling and completion costs.  We also entered into an operating agreement with Crown which provides that Crown is the operator of the Magnolia Prospect. Two of the wells have been drilled and put into production.  Since June 2012, production levels have been minimal and we generate only a de minimus amount of revenues from the Magnolia Prospect.

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

Our Website. Our website, located at www.aed-corp.com, provides a description of our oil and gas projects, management, industry and contact information.  Our website also includes an investor relation section which provides company and industry news, information about oil and gas markets, and our corporate filings with the Securities and Exchange Commission (“SEC”).

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

Governmental Regulation. Our acquisitions of oil and gas properties are subject to various international, federal, state and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of our oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees. As of October 12, 2012, we have two employees, both of which are full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

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

We have limited revenues to sustain our operations.

We are currently developing our business and have generated revenues of only $89,011 to date. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have do not currently have sufficient financial resources to pay our proportional share of drilling costs for the Dansville Prospect.

We have do not currently have sufficient financial resources to pay our proportional share of drilling costs for the Dansville Prospect and the White-tail Prospect. In addition, if the actual costs for completion of the test well exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of any additional costs. We do not currently have sufficient funds to pay our proportional share of those costs. Our failure to pay our proportional share of those costs will impair our ability to maintain our current working interest in the Dansville Prospect and the White-tail Prospect. We hope to raise additional capital to pay those costs, although we cannot guarantee that we will do so.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception (March 10, 2010) to June 30, 2012, we had limited revenues and a net loss of $1,755,461. We cannot guarantee that we will be able to generate more significant revenues or that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to generate and increase our revenues will harm our business. If the amount of time it takes for us generate revenues is longer than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated September 24, 2012, our current independent registered public accounting firm stated that our financial statements for the year ended June 30, 2012, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We will need substantial additional funds to:

● effectuate our business plan;
● fund the acquisition, exploration, development and production of oil and natural gas in the future;
● fund future drilling programs; and
● hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Because we are small and have limited access to additional capital, we may have to limit our exploration and development activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration and development activity. As such, we may not be able to complete an exploration and development program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding additional reserves, we cannot generate more significant revenues and investors may lose their investment.

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

Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted.  A future increase in our reserves will depend not only on our ability to explore and develop any properties we may acquire, but also on our ability to select and acquire suitable producing properties or prospects.  We cannot guarantee that we will be able to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  In addition, because we have limited capital, we may not be able to complete an exploration program as thorough as our management would like. We cannot guarantee that commercial quantities of oil will be discovered or acquired by us.

Our operations rely extensively on third-parties who, if not successful, could have a material adverse affect on our results of operation.

We have only participated in wells operated by third-parties.  Our current ability to develop and grow our operations depends on the success of our consultants and drilling partners.  As a result, we do not control the timing or success of the development, exploitation, production and exploration activities relating to our leasehold interests.  If our consultants and drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation would be materially adversely affected.

Our oil and gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to our wells, production facilities, other property and the environment or in personal injury. Oil and gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

To date, we have generated limited revenues from production of our oil lease interests.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We cannot guarantee that commercial quantities of oil and gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from current production.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guarantee that the exploration and development activities we conduct based on positive analysis will produce oil or gas in commercial quantities or costs.  As we perform developmental and exploratory activities, further data required for evaluation of our oil and gas interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil or gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We rely on third parties to operate the assets in which we possess an interest. Assuming the presence of commercial quantities of oil on our property, the success of the oil operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs is extremely limited.  Our performance will therefore depend upon a number of factors that may be outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner will negatively affect our operations.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in Oklahoma, Michigan, and the United Kingdom. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include energy companies that have substantially greater financial resources, staff and facilities than us. Our ability to establish additional reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are highly dependent on our strategic relationships, which are subject to change.

Our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  Our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

To develop our business, we need to continue to foster the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other crude oil and natural gas companies.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If sufficient strategic relationships are not established and maintained, our business prospects, financial condition and results of operations may be materially adversely affected.

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

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

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

We have two full time employees, Herold Ribsskog and Joel Felix. Outside demands on their time may prevent them from devoting sufficient time to our operations. In addition, the demands on their time will increase because of our status as a public company.  Mr. Ribsskog and Mr. Felix have very limited experience managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.   We cannot guarantee that our management will remain with us.

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

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could negatively impact our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may negatively affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely impact our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

The market for oil and natural gas is subject to a number of factors that are beyond our control, and may adversely impact our ability to generate significant revenues, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to generate significant revenues may depend upon acquiring space on pipelines that deliver hydrocarbons to commercial markets. We may be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and gas and by many other aspects of the oil and gas business.

Our revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile commodity prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

We currently have measurable proved reserves in the state of Michigan. There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. In general, estimates of economically recoverable oil and gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability our products, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Estimates of proved or unproved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ‘34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $150,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to our Common Stock

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Joel Felix, Herold Ribsskog and Kevin Goldrick together serve as our entire board of directors and, therefore, have the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Our common stock is subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons, and many other factors, many of which are beyond our control.  We may be unable to achieve analysts’ revenue or earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others.  There can be no assurance that we will achieve projected levels of revenues. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

 Our current cash and cash equivalents and anticipated cash flow from operations are not sufficient to meet our anticipated cash needs for the near future. We will require additional cash resources for investments and acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our primary offices are located at 1230 Avenue of the Americas, 7th Floor, New York, NY 10020. Joel Felix, our officer and director, provided approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $300 per month, or $3,600 for the year ended June 30, 2012. We do not have a written lease or sublease agreement with Mr. Felix. Mr. Felix does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Dansville Prospect. We own a 43.75% working interest in certain oil and gas drilling areas and land leases located on approximately 1,343 acres in Ingham County, Michigan, which contains the Dansville Prospect. Range is the operator of the Dansville Prospect.  The first well in the Dansville Prospect, the Brown 2-12, has completed drilling, in production and yielding cash flaw.  The second well in the Dansville Prospect, the Cremer 1-1, was cement plugged due to high salt content following geophysical logging for density, porosity and water saturation and Range is currently evaluating completion and development opportunities for the well, which include sidetracking.

White-tail Prospect. We own 43.75% working interest in the White-tail Prospect covering approximately 4,000 acres located in Northern Michigan.  Range is the operator of the White-tail Prospect.  Data from the initial seismic survey on the acreage has identified 5 separate reef prospects. We plan on initiating a new high 3-D resolution seismic survey to clearly define prospective well sites using the latest geological, geophysical, and environmental technology to minimize risk for the subsequent drilling program.  The seismic contractor is preparing to mobilize and commence field work.

Osprey Prospect.  We entered into a letter of intent to acquire a 43.75% working interest in the Osprey Prospect, which consists of approximately 1,000 acres in Southern Michigan. Range is the operator of the Osprey Prospect.   The letter of intent contemplates the closing of the transaction to occur no later than May 30, 2012.  As of the date of this Report, we have not closed the acquisition of the Osprey Prospect and development plans have been deferred.

Fairfax License.  In the United Kingdom, our wholly-owned subsidiary Reservoir Resources Limited, through its wholly-owned subsidiary, Fairfax 307, owns a 95% share in the Licence for UK Onshore Block SU97, which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources Limited also owns two-dimensional seismic data and information relating to certain areas of the Licence.

Magnolia Prospect. We own a 1.4% working interest in a three well developmental drilling project located on approximately 240 acres in Pottawatomie County, Oklahoma known as the Magnolia Prospect. Crown is the operator of the Magnolia Prospect.  Two of the wells have been drilled and put on production.  Since June 2012, production levels have been minimal and we generate only a de minimus amount of revenues from the Magnolia Prospect.

Proved Reserves.

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in Michigan in the continental United States. All reserve estimates for crude oil and natural gas were internally prepared by the Company and estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.  In accordance with SEC guidelines, NSAI's estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period July 2011 through June 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available.

The technical person at NSAI, G. Lance Binder, is responsible for preparing the reserves estimates presented herein and meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Mr. Binder has been practicing consulting petroleum engineering at NSAI since 1983.  Mr. Binder is a Licensed Professional Engineer in the State of Texas (No. 61794) and has over 33 years of experience in the estimation and evaluation of reserves.  He graduated from Purdue University in 1978 with a Bachelor of Science Degree in Chemical Engineering.

Herold Ribsskog, our officer and director, acted as the liaison with the technical person at NSAI.  Mr. Ribsskog's technical qualifications are described in the section entitled Management in this Annual Report.

Reserve Technologies. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, production data, historical price and cost information, and property ownership interests.

Oil and Gas Reserve Information (Unaudited). The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of June 30, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Crude Oil (Bbls)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

June 30, 2011	38,003

Revision of previous estimates
Purchase of reserves
Extensions, discoveries, and other additions
Sale of reserves
Production	(1,170)

June 30, 2012	36,833
PROVED DEVELOPED RESERVES
June 30, 2012	21,288

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil reserves is as follows:

Years Ended June 30,
2012
Future cash inflows	$3,397,800
Future production costs	(1,656,300)
Future development costs	-
Future income tax expense	-
Future net cash flows	1,741,500
10% annual discount for estimated timing of cash flows	(630,300)
Standardized measure of discounted future net cash flow related to proved reserves	$1,111,200

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil reserves is as follows:

Change in Standardized Measure

Years Ended June 30,
2012
Balance, beginning of period	$1,206,404
Sales of oil, net	-
Net change in prices and production costs	-
Net change in future development costs	-
Extensions and discoveries	-
Revisions of previous quantity estimates	(75,354)
Previously estimated development costs incurred	-
Net change in income taxes	-
Accretion of discount	-
Purchase of minerals in place	-
Sales of reserves	-
Balance, end of period	$1,131,050

The standardized measure of discounted future net cash flows as of June 30, 2012 was calculated using the following Average Fiscal-Year prices:

2012
Average crude oil price per barrel	$92.25

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of June 30, 2012 was $92.17 per barrel ("bbl") of oil and is adjusted for quality, transportation fees, and a regional price differential.  Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 7.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of June 30, 2012, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Production

During the year ended June 30, 2012, we produced approximately 1,170 bbls of oil on a net basis.  Based on the net production for the year ended June 30, 2012, our average sales price per barrel was $92.25 on a net basis.

For the year ended June 30, 2012, we had oil production from our interests the Brown 2-12 well in Michigan.

Crude Oil (Bbls)
Production by State:
Michigan	1,170
Total Production	1,170

Drilling Activity.  During the period from July 1, 2011 through June 30, 2012, we did not participate or conduct any drilling activity in the United Kingdom. We performed one recompletion in Michigan and participated in drilling one well in Michigan.

Delivery Commitments.  We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Michigan, Oklahoma or the United Kingdom.

Gross and Net Productive Wells.
	July 1, 2011 through June 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	1	0.44	-	-

Total gross and net productive wells	1	0.44	-	-

Gross and Net Developed Acreage.
	July 1, 2011 through June 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	160	42	-	-

Total gross and net developed acreage	160	42	-	-

Gross and Net Undeveloped Acreage.
	July 1, 2011 through June 30, 2012
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	1,183	308	-	-

Total gross and net undeveloped acreage	1,183	308	-	-

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common shares are not listed on any stock exchange, but are quoted on the Over-the-Counter Bulletin Board and the OTCQB under the symbol “AEDC.”  The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as quoted on the OTCQB.

	High ($)	Low ($)
Fiscal Year 2012
First Quarter	$0.85	$0.80
Second Quarter	$0.85	$0.85
Third Quarter	$1.57	$0.85
Fourth Quarter	$1.20	$0.27

Holders.   The approximate number of stockholders of record at October 12, 2012 was twenty eight.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized For Issuance Under Equity Compensation Plans. None during the period covered by this report.

Recent sales of unregistered securities. There were no sales of unregistered securities by us within the past three years that were not previously reported.

Purchases of Equity Securities. None during the period covered by this report.

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

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion relates to a discussion of the financial condition and results of operations of American Energy Development Corp., a Nevada corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “Registrant,” “AED,” “we,” “us” and similar terms.

Forward Looking Statements

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	risks associated with drilling and production programs resulting from geological, technical, drilling, seismic and other unforeseen problems;
•	unexpected results of exploration and development drilling and related activities;
•	availability of capital and financing to fund exploration and development drilling activities;
•	increases in operating costs;
•	availability of skilled personnel;
•	unpredictable weather conditions; and
•	other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2012.

Our Business.   We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States and the United Kingdom.   We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. Additionally, we own a working interest in Northern Michigan, known as the White-tail Prospect, and we have entered into a letter of intent to acquire a working interest in Southern Michigan, known as the Osprey Prospect.  In the United Kingdom, through our subsidiaries, we own a license to search, bore and obtain petroleum in an onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2012, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended June 30, 2012, as compared to the year ended June 30, 2011

Results of Operations.

Revenues. We had revenues of $89,011 for the year ended June 30, 2012, as compared to no revenues for the year ended June 30, 2011.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect and hope to generate revenues from the anticipated development of the White-tail Prospect. To increase the size of our operations during the next twelve months, we need to begin generating more significant revenues from the Dansville Prospect and begin development of the White-tail Prospect. Our failure to do so will significantly hinder our ability to increase the size of our operations.

Operating Expenses. For the year ended June 30, 2012, our total operating expenses were $1,695,784, as compared to total operating expenses of $122,444 for the year ended June 30, 2011. Our operating expenses were comprised of general and administrative expenses of $552,103 as well as a charge for impairment of oil and gas property of $1,143,681 based on the independent assessment of the future value of its proved reserves at the Brown 2-12 well on the Dansville Prospect.  The increase in general and administrative expenses is primarily related to additional costs related to the increased size of our operations, the expansion of our personnel and costs associated with us being a public company.

We expect that our future monthly operating expenses for fiscal year 2013 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect and the White-tail Prospect in Michigan and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company, but we also hope to generate more significant revenues from oil and gas sales at the Dansville Prospect.

Net Loss.    For the year ended June 30, 2012, our net loss was $1,618,934, as compared to our net loss of $125,444 for the year ended June 30, 2011.  The larger loss is primarily due to an increase in general and administrative expenses and the impairment of oil and gas property.  We expect to begin generating more significant revenues from oil and gas, which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources. As of June 30, 2012, we have cash of $84,452 and accounts receivable of $9,472, which comprises our current assets as of that date.  Our total assets of $14,105,600 as of June 30, 2012 consist of our current assets of $93,924, evaluated oil and gas property of $1,102,083 and unevaluated oil and gas property of $12,909,593.

As of June 30, 2012, we had total current liabilities of $211,707 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may, at our sole and exclusive option, issue and sell to the investor, and the investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.  The second drawdown of $200,000 was delivered on October 12, 2011 and we issued 500,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the second drawdown.  The third drawdown of $50,000 was delivered on February 3, 2012 and we issued 125,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 125,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the third drawdown.  The fourth drawdown of $1,000,000 was delivered on March 20, 2012 and we issued 1,282,052 shares of our common stock at a purchase price of $0.78 per share and Warrants to purchase 1,282,052 shares of our common stock at an exercise price of $0.94 per share to the investor in connection with the fourth drawdown.  The fifth drawdown of $120,000 was delivered on March 30, 2012 and we issued 162,163 shares of our common stock at a purchase price of $0.74 per share and Warrants to purchase 162,163 shares of our common stock at an exercise price of $0.89 per share to the investor in connection with the fifth drawdown.

 We used the funds from the initial drawdowns in October 2011 primarily to pay for general and administrative costs as well as well as our proportional share of the drilling and development costs related to the Brown 2-12 well located on the Dansville Prospect. We used $575,971 of the proceeds from the drawdown of $1,000,000 was delivered on March 20, 2012 to make the following payments to Range on March 20, 2012:

•	$324,450 - 70% of the anticipated pre-drilling and drilling costs on Cremer 1-1 Well;
•	$91,000 - Prospect fee for Cremer 1-1 Well;
•	$87,500 - Prospect fee for the White-tail Prospect; and
•	$73,021 - AFE shortfall for the Brown 2-12 Well.

The $324,450 for our share of anticipated pre-drilling and drilling costs on Cremer 1-1 Well and the prospect fee of $91,000 were paid to Range pursuant to the Participation Agreement dated June 14, 2011, as amended on September 19, 2011, between us and Range. The Cremer 1-1 Well is the Second Required Well (as defined in the Participation Agreement) on the Dansville Prospect. We own a 43.75% working interest and 35% net revenue interest in the Cremer 1-1 Well. The Cremer 1-1 well was drilled in late April 2012, and cement plugged due to high salt content following geophysical logging for density, porosity and water saturation.  As a result, we wrote down the costs incurred of $415,450 and accordingly has included them as an impairment charge for the year ended June 30, 2012.  Range is currently evaluating completion and development opportunities for the well, which include sidetracking.

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

On October 17, 2011, we entered into a Stock Cancellation Agreement with an investor, pursuant to which the investor agreed to cancel 150,000 shares of our common stock.

On November 23, 2011, we issued 100,000 shares of our common stock to various unrelated investors in exchange for a total of $50,000, or $0.50 per share.

On March 2, 2012, we entered into a financial public relations agreement with a consultant, which provides that, among other things, we shall engage the consultant for an initial term of 6 months and continue on a month-to-month basis thereafter to provide certain financial public relations advisory services to us in exchange for $3,000 per month for the first three months, $5,000 per month for the following three months, and $7,000 per month for each month thereafter.  We paid $3,000 per month for the first three months of March, April and May 2012.  On September 19, 2012, we agreed to pay for services rendered for the months of June, July and August 2012 with cash compensation of $3,000 per month and equity compensation of 25,000 shares of our common stock.

On March 12, 2012, we issued 12,500,000 shares of our common stock pursuant to a Purchase Agreement with Pepper Canister Nominees Limited to acquire all of the issued and outstanding shares of Reservoir Resources Limited, which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom.

On March 22, 2012, we satisfied the monies owed to its stockholder and officer, Joel Felix, for promissory notes dated March 31, 2010 and December 2, 2011 (the “Notes”) for loans of $30,000 and $109,962, respectively, and for an advance of $13,488 on December 23, 2011 (the “Advance”).  Mr. Felix waived all accrued interest due pursuant to the Notes and the Advance.

On June 15, 2012, we entered into and closed a lease acquisition agreement with Range pursuant to which we acquired a 43.75% working interest in the White-tail Prospect.  In consideration of the purchase of the White-tail Prospect, we paid Range a total purchase price of $487,500, which consisted of (a) $87,500 in cash, which was paid to Range on March 20, 2012 and (b) $200,000 payable in 476,191 shares of our common stock calculated using a $0.42 per share price equal to the volume weighted average price of one share of our common stock for the ten business days ending on the business day prior to the closing date and (ii) our obligation to pay 100% of the Authority for Expenditure (“AFE”) costs for a 3D high resolution seismic survey of the Prospect up to $200,000.

On April 17, 2012, we entered into a letter of intent with Range to acquire a 43.75% working interest and a 35% net revenue interest in the Osprey Prospect, which consists of approximately 1,000 acres in Southern Michigan, in exchange for: (i) $30,000 payable in shares of our common stock, (ii) $50,000 payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the Osprey Prospect, (iii) our obligation to pay $91,000 in cash within 60 days of the date of the Letter of Intent as a prospect fee upon receipt of the Authority for Expenditure and (iv) our obligation to pay 70% of the total cost of drilling and completion in the Prospect.

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

We have cash of $84,452 as of June 30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to expand our operations, including the development of the Dansville Prospect, the White-tail Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

Although we hope to continue to drawdown funds from the Financing Agreement as needed, we cannot guarantee that we will be able to continue to do so.  We have been, and intend to continue, working toward identifying and obtaining new sources of financing. We cannot guarantee that we will be successful in obtaining additional financing or that additional funding will be available on favorable terms.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Energy Development Corp.

We have audited the accompanying balance sheets of American Energy Development Corp. (an exploration stage company) as of June 30, 2012 and 2011, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Development Corp (an exploration stage company) as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
September 24, 2012

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
BALANCE SHEETS
	June 30, 2012	June 30, 2011

Current assets
Cash	$84,452	$208,523
Accounts receivable	9,472	-

Total current assets	93,924	208,523

Oil and gas property
Evaluated, net of accumulated depletion of $9,117 as of June 30, 2012	1,102,083	-
Unevaluated	12,909,593	1,288,266

Total assets	$14,105,600	$1,496,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$211,707	$279,959
Loans from stockholders	-	30,000

Total current liabilities	211,707	309,959

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, 101,752,506 and 171,167,100 shares issued and outstanding, respectively	101,752	171,167
Additional paid-in capital	15,553,719	1,152,190
Accumulated other comprehensive loss	(6,117)	-
Deficit accumulated during the exploration stage	(1,755,461)	(136,527)

Total stockholders’ equity (deficit)	13,893,893	1,186,830

Total liabilities and stockholders’ equity (deficit)	$14,105,600	$1,496,789

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	From Inception (March 10, 2010) Through June 30, 2012

Revenues	89,011	-	89,011

Operating Costs	8,303	-	8,303

Net revenue	$80,708		$80,708

Operating expenses
General and administrative	552,103	122,444	684,874
Impairment of oil and gas property	1,143,681	-	1,143,681
Total operating expenses	1,695,784	122,444	1,828,555

Loss from operations	(1,615,076)	(122,444)	(1,755,461)

Interest expense	(3,858)	(3,000)	(7,614)

Loss before income taxes	(1,618,934)	(125,444)	(1,755,461)

Provision for income taxes	-	-	-

Net loss	$(1,618,934)	$(125,444)	(1,755,461)

Net loss per common share – basic and diluted	$0.01	$(0.00)

Weighted average of common shares – basic and diluted	113,172,797	107,952,048

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH JUNE 30, 2012

	Common Stock		Additional	Accumulated Other	Deficit Accumulated During	Total Stockholders’
	Number of		Paid-In	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810		-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	(6,117)	$(1,755,461)	$13,893,893

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011	From Inception (March 10, 2010) Through June 30, 2012

Cash flows from operating activities
Net loss	$(1,618,934)	$(125,444)	$(1,755,461)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,600	3,600	8,400
Common stock issued for services	900	-	3,900
Depletion expense	9,117	-	9,117
Impairment of oil and gas properties	1,143,681	-	1,143,681
Changes in operating assets and liabilities
Increase in accounts receivable	(9,472)	-	(9,472)
Increase (decrease) in accounts payable and accrued expenses	(68,250)	91,827	26,909

Net cash used in operating activities	(539,358)	(30,017)	(572,926)

Cash flows from investing activities
Purchase of oil and gas properties	(1,168,596)	-	(1,186,862)

Net cash used by investing activities	(1,168,596)	-	(1,186,862)

Cash flows from financing activities
Proceeds from issuance of common stock	1,620,000	230,557	1,850,357
Proceeds from issuance of stockholder loan	(30,000)	-	-

Net cash provided by financing activities	1,590,000	230,557	1,850,357

Effect of exchange rates on cash and cash equivalents	(6,117)	-	(6,117)

Net increase (decrease) in cash	(124,071)	200,540	84,452

Cash, beginning of period	208,523	7,983	-

Cash, end of period	$84,452	$208,523	$78,335

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	7,614
Common stock for services	$3,600	$-	$-
Common stock for oil and gas properties	$12,700,000	$1,085,000	$-

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of June 30, 2012, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis.  The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

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

The Company’s success will depend in large part on its ability to obtain and develop its oil and gas interests. . There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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
JUNE 30, 2012 AND 2011

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.  As of June 30, 2012, the Company reviewed plug and abandonment costs of its producing  Brown 2-12 well and deemed the amount to be immaterial.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At June 30, 2012, the Company had one customer that accounted for 100% of its outstanding receivables and correspondingly, its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was  no bad debt expense for the year ended June 30, 2012.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($1,618,934) from inception (March 10, 2010) through June 30, 2012. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 16, 2011, the Company entered into a participation agreement (“Crown Participation Agreement”) with Crown Energy Company (“Crown”), the current operator of the Magnolia Prospect, pursuant to which the Company agreed to reduce its working interest in the Magnolia Prospect to 1.4%.

In June 2012, the Company impaired its original cost of the Magnolia Prospect in the full amount of $18,266 due to minor production levels but it received a de minimus amount of revenue.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Dansville Prospect – Proved Property

On June 14, 2011, the Company entered into and closed an omnibus agreement (“Omnibus Agreement”) with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which the Company acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 12,000,000 shares of the Company’s common stock for the  cost to date of the development and seismic data which was $ 1,085,000.  During the year, the company incurred additional costs of approximately $1,152,000.  The Omnibus Agreement required the Company to effect a 30-to-1 forward stock split of all shares of Common Stock within 30 days of the effective date of the Omnibus Agreement (“Forward Split”).  The forward stock split occurred on July 14, 2011.

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

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Participation Agreement (“Participation Amendment”) with Range, pursuant to which the Participation Agreement dated June 14, 2011 between the parties was amended to, among other things, (i) reflect the Company’s name change to American Energy Development Corp., (ii) extend the date in which the Company is required to participate in the Required Wells from December 31, 2011 to July 1, 2012, (iii) provide that it is anticipated that each of the two remaining two of the Required Wells will be spudded by July 1, 2012, and (iv) authorize Range to withhold the first $100,000 from the Company’s share of the proceeds from the production of the first Required Well( the Brown #2 -12 well) for the payment of the option fee specified Option Agreement and Option Amendment as described below.

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Option Agreement (“Option Amendment”) with Range, which provides that in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of the Company’s share of production proceeds for payment of the option fee and if the Company’s share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012then the Company shall pay Range the remaining balance of the option fee on or before February 5, 2012. As of June 30, 2012, the Brown #2-12 well production has been insufficient to pay the Option Fee. The Company has renegotiated with Range to waive the option fee.

The Company will remit to the seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.  The property currently has one well that is producing in which they hold a net realizable interest of 26%.

At June 30, 2012, the Company recorded an impairment change of approximately $1,145,000 based on the independent assessment of the future value of its proved reserves.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Reservoir Resources

On September 13, 2011, the Company entered into a Purchase Agreement with Pepper Canister Nominees Limited pursuant to which the Company will acquire all of the issued and outstanding shares of the Seller’s wholly-owned subsidiary, Reservoir Resources Limited, which, through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom in exchange for 12,500,000 shares of the Company’s common stock valued at $12,500,000 ($1.00 per share) .  The Company is subject to development requirements whereby the Company must drill at least one well in the licensed area to a depth of 400 meters to be spudded by December 31, 2012 (“Target Date”), failure of which will result in the Seller being granted the option to cancel the Purchase Agreement within 60 days of the Target Date, re-acquire all shares of Reservoir Resources and retain 50% of the Company’s shares received as the Purchase Price.  The purchase of Reservoir Resources was completed on March 12, 2012.  The  Company is currently undergoing various reserve studies to assess potential production and to continue the development of the wells purchased.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Cash	$250
Oil and gas property – License	42,400
Oil and Gas Property - Unproved	12,470,135
Total assets acquired	12,512,785
Liabilities Assumed	(12,785)

Total	$12,500,000

White Tail Prospect

On March 6, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the White-tail Prospect from Range Michigan LLC, a Wyoming limited liability company, which covers approximately 4,000 acres.

In consideration of the purchase of the interests in the White-tail Prospect, the Company agreed to pay Range a total purchase price of $487,500.  The Company paid Range $87,500 to reimburse Range for development costs incurred to date and on June 15, 2012, the Company issued 476,191 common shares for $200,000,or $0.42/share.  The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) estimated at $200,000 for a 3-D high resolution seismic survey of the White-tail Prospect. The Company had not received the AFE as at June 30, 2012 and the transaction has not yet closed.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000.  The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments.  As of June 30 ,2012 the remaining $30,000 was to be payable in common shares.  In addition, the Company further agreed to pay  $91,000 as a prospect fee upon receipt of the Authority For Expenditure (“AFE”) and 70% of the total cost of drilling and completion in the Osprey Prospect.

5.           ADVISOR AGREEMENT

On September 20, 2011, the Company entered into an Advisory Board Member Agreement (“Advisor Agreement”) with Desmond Oswald, pursuant to which the Company appointed Mr. Oswald to serve as an advisor to the Company continuing indefinitely, until terminated at any time by Mr. Oswald or the Company.  The Advisor Agreement provides that Mr. Oswald will be available at a minimum of one time per quarter a year for advisory board meetings to (i) facilitate introductions to potential partners, suppliers, customers and investors, (ii) provide opinions to assist the Company in identify and recruiting potential technical, strategic and other partners or individuals, and (iii) apprise the Company of technological, competitive and other changes and developments that he may from time to time become aware of.  The Advisor Agreement also provides that Mr. Oswald is paid $900 for the preparation and attendance of each advisory board meeting and Mr. Oswald was issued 90,000 shares of the Company’s common stock as compensation subject to certain vesting requirements as specified in the Advisor Agreement.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

7.           COMMON STOCK

On July 12, 2011, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Nevada Secretary of State to effect a thirty for one forward stock split of the Company’s common stock (the “Forward Stock Split”). The Certificate of Change increased the number of authorized shares of the Company’s common stock from 100,000,000 to 3,000,000,000 and the number of issued and outstanding shares of common stock for shareholders of record as of July 13, 2011, from 5,705,570 shares to 171,167,100 shares.  The Company’s common stock continues  to be $.001 par value.  Fractional shares were rounded upward.  The effective date of the Forward Stock Split with the Nevada Secretary of State was July 14, 2011. These financial statements reflect the Forward Stock Split in historical and current numbers and disclosures.

During the year ended June 30, 2011, the Company issued 69,167,100 shares of common stock to unrelated investors at $0.003 per share for a total of $230,557.

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
JUNE 30, 2012 AND 2011

7.           COMMON STOCK (Continued)

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

 On March 12, 2012, the Company issued 12,500,000 shares of its common stock pursuant to a Purchase Agreement with Pepper Canister Nominees Limited to acquire all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom. See Note 4.

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

On June 15, 2012, the Company issued 476,191 common shares valued at $200,000 as partial consideration for the White-tail Prospect.  See Note 4.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

8.          Warrants

Warrant Activity

As described in Note 7, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from June 30, 2011 through June 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding June 30, 2011	-	$-	-
Issued	2,569,215	$.70	4.52 years
Exercised	-	-	-
Outstanding June 30, 2012	2,569,215	$.70	4.52 years
Exercisable, June 30, 2012	2,569,215	$.70	4.52 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of warrants as follows:

Warrants	2,569,215
Reserved shares at June 30, 2012	2,569,215

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

As of June 30, 2012, the Company had federal net operating loss carryforwards of approximately ($1,618,934), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of June 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$615,196
Less: valuation allowance		(615,196)

Net deferred tax asset	$	---

During the year ended June 30, 2012, the Company’s valuation allowance increased by approximately $518,000.

10.           RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through June 30, 2012, the Company utilized office space of an officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $900 per month to operations.  For the year ended June 30, 2012 and 2011 rent expense was $3,600 and $3,600, respectively.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

11.          SUBSEQUENT EVENTS

                On September 19, 2012, the Company issued 75,000 shares of its common stock to an unrelated third party for services rendered pursuant to a consulting agreement dated March 1, 2012.

On September 19, 2012, the Company agreed to increase the amount of stock compensation to a director to 125,000 shares pursuant to the First Amendment to that Director’s Agreement.  In addition, on September 19, 2012, the Company issued 93,750 shares of its common stock to the director for services rendered.

12.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

Company Reserve Estimates. Our proved reserve information as of June 30, 2012 was estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.  In accordance with SEC guidelines, NSAI’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period July 1, 2011 through June 30, 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at NSAI are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Herold Ribsskog, our officer and director, acted as the liaison with the technical persons at NSAI.

Reserve Technologies. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Michigan in the United States have been estimated as of June 30, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Reserve Category	Oil (BBLS)	Natural Gas (MCF)	Present Worth at 10%
Proved
Developed:
United States - Michigan	21,288	-	$853,800
Undeveloped:
United States - Michigan	15,545	-	$257,400

Total Proved – June 30, 2012	36,833	-	$1,111,200

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

12.           SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Continued)

Reserved Quantity	Oil (BBLS)
Balance June 30, 2010	-
Purchases	38,003
Production	-
Balance, June 30, 2011	38,003
Purchases	-
Production	(1,170)
Balance, June 30, 2012	36,833

On June 14, 2011, the Company acquired an estimated 38,003 bbls of proved undeveloped net oil and gas reserves in place in connection with the Company’s purchase of the Dansville Prospect.  These properties are located in Ingham County, Michigan.

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of June 30, 2012 was $92.25 per bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

June 30, 2012
Future cash flows	$3,397,800
Future production and development costs	(1,656,300)
Future income taxes	-
Future net cash flows before discount	1,741,500
10% discount to percent value	(630,300)
Standardized measure of discounted future net cash flows	$1,111,200

Changes in the Standard Measure of Discounted Cash Flows:

June 30, 2012
Standardized measure of discounted future net cash flows beginning of period	$1,206,404
Purchases of reserves in place	-
Extension and discoveries, net of future production and development costs	-
Sales of oil and gas produced, net of production costs
Revisions of previous quantity estimates	(75,354)
Net change in prices and production costs	-
Net change in income taxes	-
Changes in timing and other	-
Standardized measure of discounted future net cash flows end of period	$1,131,050

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

12.          SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Continued)

Production. For the year ended June 30, 2012, we only had production from our interest in the Brown 2-12 well located in Ingham County, Michigan.  The Company produced approximately 1,170 barrels on a net basis.

Drilling Activity. During the year ended June 30, 2012, we conducted drilling activity in certain oil areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. One of the wells in the Dansville Prospect, the Brown 2-12, has been drilled and was put into production. The second well in the Dansville Prospect, Cremer 1-1, was plugged and abandoned.  We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. However, this prospect has been fully impaired for as June 30, 2012 due to lack of adequate production.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Michigan.

	Oil
	Gross	Net
United States -
Michigan	1	0.44
	1	0.44

Gross and Net Developed Acreage for year ended June 30, 2012:

	Oil
	Gross	Net
United States -
Michigan	160	42
	160	42

Gross and Net Undeveloped Acreage for year ended June 30, 2012:
	Oil
	Gross	Net
United States -
Michigan	1,183	308
	1,183	308

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective due to our over reliance on consultants in our accounting and financial statement closing processes.

Management’s annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

•	lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel; and
•
deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Herold Ribsskog	61	Chief Executive Officer, President, Director
Joel Felix	44	Chief Financial Officer, Treasurer, Secretary, Director
Kevin Goldrick	58	Director

Biographical resumes of each officer and director are set forth below.

Herold Ribsskog.   Mr. Ribsskog has been our director since June 15, 2011 and Chief Executive Officer and President since July 8, 2011.  Mr. Ribsskog has over 25 years in the oil and gas industry working with several of the world’s leading industry players such as Shell, Mobil, Amoco and Talisman Energy where he has undertaken project planning, development and management on large oil and gas developments in the Norwegian North Sea.  Mr. Ribbskog has a B.Sc. degree in Cybernetics Engineering from the University of Kongsberg, Norway. Mr. Ribsskog is not a director of any other reporting company.

Joel Felix. Mr. Felix has been our Chief Financial Officer, Treasurer, Secretary, and a director since our inception.  Mr. Felix has been involved in a broad spectrum of technology, real estate investments and development activities.  From 1995 to 1998, Mr. Felix was a founding member of Earthlink Network, which provided a platform for internet connectivity, during the early development of the Internet.  In 1998, Mr. Felix joined Network Solutions, the domain name registrar, where he increased sales 285% in 12 months.  Network Solutions was acquired by Verisign in 1999, which provided an exit for Mr. Felix and the seed capital for ongoing real estate and investment activities.  Over the last ten years, Mr. Felix has been involved in private equity and has participated in numerous ventures. Mr. Felix is also a founding member of Ienture Group.  Ienture Group specializes in the acquisition and development of both single and multi-tenant retail, office, hotel and mixed-use projects.  As founder and managing partner, Mr. Felix is responsible for all investments and operations.  Mr. Felix is not a director of any other reporting company.

Kevin J. Goldrick. Mr. Goldrick has been our director since December 19, 2011.  Mr. Goldrick has more than 34 years of geological experience.   In 1977, Mr. Goldrick began his career as a geologist with Kerr McGee Corporation and since that time, has worked as geologist with Tooke Rockies, Inc. from 1981 to 1983 and as a production engineer with Baker Hughes from 1987 to 1991.  From 1983 until the present, Mr. Goldrick has been the owner of and a geologist for Intermountain Wellsite Geologists, Inc.  Mr. Goldrick is a member of the Wyoming Geological Associate, the American Petroleum Institute and the Society of Petroleum Engineers.  He earned his Bachelor of Science degree in Geology from Chadron State College in 1976. Mr. Goldrick is not an officer or director of any other reporting company.

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

Director Independence.  We believe that Kevin Goldrick is an independent member of our Board of Directors using the definition of independence under the rules of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table.   The following table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Herold Ribsskog, President, CEO	2012	87,500	10,000	0	0	0	0	0	97,500
	2011	0	0	0	0	0	0	0	$0
Joel Felix, CFO, Treasurer, Secretary, former CEO and President*	2012	61,000	1,000	0	0	0	0	0	62,000
	2011	0	0	0	0	0	0	0	0

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

On July 8, 2011, we entered into an executive employment agreement with Joel Felix (“Felix Agreement”).  Under the terms of the Felix Agreement, Mr. Felix has agreed to serve as our Chief Financial Officer and Secretary for an initial term of two years with an additional one year extension.   The Felix Agreement provides for an initial base salary of $3,500 per month for an initial 3 month period, and following the initial 3 month period, Mr. Felix’s base salary will increase to $4,000 per month, with an additional $500 increase after the last day of each of the Company’s fiscal quarters during the first fiscal year of the Felix Employment Agreement.  Mr. Felix is also eligible to participate in benefit and incentive programs we may offer.  On May 1, 2012, we entered into an amendment to the Felix Agreement pursuant to which the Felix Agreement was amended to increase Felix’s monthly base salary to $8,000 per month.

Outstanding Equity Awards. As of June 30, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Herold Ribsskog, President, CEO	0	0	0	0	0	0	0	0	0
Joel Felix, CFO, Treasurer, Secretary, former CEO and President*	0	0	0	0	0	0	0	0	0
* On July 8, 2011, Joel Felix resigned his position as our Chief Executive Officer and President, and Herold Ribsskog was appointed as our Chief Executive Officer and President, and a director.  Mr. Felix remained as our Chief Financial Officer, Treasurer, Secretary and a director.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended June 30, 2012.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended June 30, 2012:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Herold Ribsskog	0	0	0	0	0	0	0
Joel Felix	0	0	0	0	0	0	0
Kevin Goldrick	6,000	0 (1)	0	0	0	0	6,000 (1)

(1)  On December 19, 2011, we appointed Kevin Goldrick as a director for a one-year term and entered into a director agreement which provides that Mr. Goldrick will receive an annual cash compensation of $12,000 paid in quarterly installments of $3,000 payable for each quarter after January 1, 2012, equity compensation of 100,000 shares of our common stock issued in quarterly installments of 25,000 shares for each quarter after January 1, 2012, and stock options to purchase up to 75,000 shares of our common stock in the event we approve and adopt an employee stock option plan. On September 19, 2012, we entered into an amendment to the director agreement with Mr. Goldrick pursuant to we increased Mr. Goldrick’s equity compensation to an aggregate of 125,000 shares of our common stock and issued to Goldrick an aggregate of 93,750 shares of our common stock as equity compensation for Mr. Goldrick’s rendered services as a director for the three quarterly periods from January 1, 2012 through September 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 12, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of October 12, 2012 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after October 12, 2012 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Herold Ribsskog 1230 Avenue of the Americas, 7th Floor New York, NY 10020	3,000,000 Shares Chief Executive Officer, President, and Director	2.94%
Common Stock	Joel Felix 1230 Avenue of the Americas, 7th Floor New York, NY 10020	2,000,000 Shares Chief Financial Officer, Treasurer, Secretary and Director	1.96%
Common Stock	Kevin Goldrick 1230 Avenue of the Americas, 7th Floor New York, NY 10020	93,750 Shares Director	0.09%
Common Stock	Pepper Canister Nominees Limited (2) 44-45 St. Stephens Green Dublin, Ireland	12,500,000 Shares 5% Holder	12.26%
Common Stock	Asia-Pacific Capital Limited (3) Dekk House, Rue De Zippora Province, Mahe, Seychelles	7,500,000 Shares 5% Holder	7.36%
Common Stock	BC Management S.A. (3) Main Street, Charlestown, Nevis	7,775,000 Shares 5% Holder	7.63%
Common Stock	Fenzo Finance S.A. (3) Wards Building, Brown Hill St. John's Parish, Barbados	7,400,000 Shares 5% Holder	7.26%
Common Stock	Figaro Invest And Finance Corp. (3) Wattley Building P.O. Box 3 410, Road Town Tortola, British Virgin Islands	7,900,000 Shares 5% Holder	7.75%
Common Stock	All Executive Officers and Directors as a Group	5,000,000 Shares	4.90%

(1)	Percentage of beneficial ownership of our common stock is based on 101,921,256 shares of common stock outstanding as of the date of the table.
(2)
Ivor Fitzpatrick, as the director of Pepper Canister Nominees Limited, has voting and dispositive powers over the securities beneficially owned by Pepper Canister Nominees Limited. This information is based on information provided by the shareholder.  Such shareholder has not filed a Schedule 13D with the SEC disclosing it has greater than five percent ownership.

(3)
The information for such 5% shareholder is based on the list of record holders maintained by our stock transfer agent. Such shareholder has not filed a Schedule 13D with the SEC disclosing it has greater than five percent ownership.

Changes in Control.   Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

Joel Felix, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $300.00 per month. For the year ended June 30, 2012, rent expense was $3,600. Mr. Felix does not expect to be paid or reimbursed for providing office facilities.

In connection with the Financing Agreement, on October 3, 2011, we entered into the Cancellation Agreement with Joel Felix, pursuant to which the parties agreed to cancel 85,000,000 shares of common stock held by Mr. Felix as consideration for the Investor’s willingness to enter into and as a condition of the Financing Agreement.

On March 31, 2010, we issued a promissory note to a stockholder and officer of the Company in exchange for a loan of $30,000 with interest that accrued at the rate of 10% per annum.  On March 22, 2012, the Company repaid the loan and the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

On December 2, 2011, we issued a promissory note to a stockholder and officer of the Company in the amount of $109,962. The promissory note, which was due on June 2, 2012, including interest at the annual rate of 5% was repaid on March 22, 2012. On this date, the stockholder and officer of the Company forgave the accrued interest due to him on this promissory note and contributed the same amount to capital.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal years ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,500 and $20,500, respectively.

Audit-Related Fees. For the fiscal years ended June 30, 2012 and 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended June 30, 2012 and 2011, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on August 23, 2010
3.2	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 12, 2011.
3.3	Certificate of Change, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 12, 2011
3.4	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on August 23, 2010
10.1	Participation Agreement with Mid-OK Partners, incorporated by reference to our Amendment to the Registration Statement on Form S-1/A filed on November 12, 2010
10.2	Omnibus Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.3	Participation Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.4	Assignment and Bill of Sale with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.5	Seismic Data Assignment and Bill of Sale with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.6	Option Agreement with Range Michigan LLC, incorporated by reference to our Current Report on Form 8-K filed on June 20, 2011
10.7	Employment Agreement with Herold Ribsskog, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.8	Indemnification Agreement with Herold Ribsskog, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.9	Employment Agreement with Joel Felix, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.10	Indemnification Agreement with Joel Felix, dated July 8, 2011, incorporated by reference to our Current Report on Form 8-K filed on July 12, 2011
10.11	Participation Agreement with Crown Energy Company, dated September 16, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.12	Operating Agreement with Crown Energy Company, dated September 16, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.13	First Amendment to Omnibus Agreement with Range Michigan LLC, dated September 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.14	First Amendment to Participation Agreement with Range Michigan LLC, dated September 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.15	First Amendment to Option Agreement with Range Michigan LLC , dated September 19, 2011 , incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.16
Agreement by and between American Energy Development Corp. and Pepper Canister Nominees Limited dated September 13, 2011, incorporated by reference to our Current Report on Form 8-K filed on September 20, 2011

10.17	Advisory Board Member Agreement with Des Oswald, incorporated by reference to our Current Report on Form 8-K filed on September 22, 2011
10.18	Form of Securities Purchase Agreement dated October 3, 2011, incorporated by reference to our Current Report on Form 8-K filed on October 7, 2011
10.19	Form of Warrant dated October 3, 2011, incorporated by reference to our Current Report on Form 8-K filed on October 7, 2011
10.20
Stock Cancellation Agreement by and between American Energy Development Corp. and Joel Felix, dated October 3, 2011, incorporated by reference to our Current Report on Form 8-K filed on October 7, 2011

10.21	Form of Warrant dated October 12, 2011, incorporated by reference to our Current Report on Form 8-K filed on October 18, 2011
10.22	Promissory Note dated December 2, 2011, incorporated by reference to our Current Report on Form 8-K filed on December 6, 2011
10.23	Director Agreement by and between American Energy Development Corp. and Kevin Goldrick dated December 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on December 20, 2011
10.24	Form of Warrant dated March 20, 2012, incorporated by reference to our Current Report on Form 8-K filed on March 22, 2012
10.25	Form of Warrant dated March 30, 2012, incorporated by reference to our Current Report on Form 8-K filed on April 5, 2012
10.26	Operating Agreement with Range Michigan LLC dated April 27, 2012, incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2012
10.27	Amendment to Employment Agreement with Joel Felix dated May 1, 2012, incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2012
10.28	Lease Acquisition Agreement between American Energy Development Corp. and Range Michigan LLC dated June 15, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.29	Assignment, Bill of Sale and Conveyance effective March 31, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.30	Operating Agreement by and between American Energy Development Corp. and Range Michigan LLC dated June 15, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.31	Brown 2-12 Joint Operating Agreement (1)
23.1	Consent of Independent Petroleum Engineers and Geologists (1)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1	Netherland, Sewell & Associates, Inc. Reserves Report (1)
101.ins	XBRL Instance Document (1)
101.sch	XBRL Taxonomy Schema Document (1)
101.cal	XBRL Taxonomy Calculation Linkbase Document (1)
101.def	XBRL Taxonomy Definition Linkbase Document (1)
101.lab	XBRL Taxonomy Label Linkbase Document (1)
101.pre	XBRL Taxonomy Presentation Linkbase Document (1)
(1)          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Energy Development Corp.
a Nevada corporation

October 15, 2012	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

October 15, 2012	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Treasurer, and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Herold Ribsskog	October 15, 2012
Herold Ribsskog
Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

By:	/s/ Joel Felix	October 15, 2012
Joel Felix
Its:	Chief Financial Officer, Treasurer, and a director (Principal Financial and Accounting Officer)

By:	/s/ Kevin Goldrick	October 15, 2012
Kevin Goldrick
Its:	Director