Form 10-Q
period 2012-09-30
American Energy Development Corp.
filed 2012-11-19
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

  American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 19, 2012, there were 101,996,256 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012

Current assets
Cash	$24,908	$84,452
Accounts receivable	-	9,472

Total current assets	24,908	93,924

Oil and Gas Property
Evaluated, net of accumulated depletion of $12,762 and $9,117 as of September 30, 2012 and June 30, 2012, respectively	1,098,438	1,102,083
Unevaluated	13,142,982	12,909,593

Total assets	$14,266,328	$14,105,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$454,611	$211,707

Total current liabilities	454,611	211,707

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, and 101,921,256 and 101,752,506 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	101,921	101,752
Additional paid-in capital	15,605,075	15,553,719
Accumulated other comprehensive loss	(6,117)	(6,117)
Deficit accumulated during the exploration stage	(1,889,162)	(1,755,461)

Total stockholders’ equity (deficit)	13,811,717	13,893,893

Total liabilities and stockholders’ equity (deficit)	$14,266,328	$14,105,600

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	From Inception (March 10, 2010) Through September 30, 2012

Revenues	70,574	-	159,585

Operating Costs	6,605	-	14,908

Net revenue	$63,969		$144,677

Operating expenses
General and administrative	197,670	117,972	882,544
Impairment of oil and gas property	-	-	1,143,681
Total operating expenses	197,670	117,972	2,026,225

Loss from operations	(133,701)	(117,972)	(1,881,548)

Interest expense	-	(756)	(7,614)

Loss before income taxes	(133,701)	(118,728)	(1,889,162)

Provision for income taxes	-	-	-

Net loss	$(133,701)	$(118,728)	(1,889,162)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	101,772,683	171,176,883

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH SEPTEMBER 30, 2012
	Common Stock		Additional Paid-In	Accumulated Other	Deficit Accumulated During Exploration	Total Stockholders’
	Number of Shares	Amount	Capital	Comprehensive Loss	Stage	Equity (Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810	-	-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	(6,117)	$(1,755,461)	$13,893,893

Issuance of common stock for services	168,750	169	50,456	-	-	50,625

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	-	900

Net Loss	-	-	-	-	(133,701)	(133,701)

Balance, September 30, 2012	101,921,256	$101,921	$15,605,075	$(6,117)	$(1,916,066)	13,811,717

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2012	From Inception (March 10, 2010) Through September 30, 2012

Cash flows from operating activities
Net loss	$(133,701)	$(22,903)	$(1,889,162)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	9,300
Common stock issued for services	50,625	-	54,525
Depletion expense	3,645	-	12,762
Impairment of oil and gas properties	-	-	1,143,681
Changes in operating assets and liabilities
Decrease in accounts receivable	9,472		-
Increase in accounts payable and accrued expenses	242,904	16,479	269,813

Net cash used in operating activities	173,845	(5,524)	(399,081)

Cash flows from investing activities
Purchase and capitalized costs of oil and gas properties	(233,389)	-	(1,420,251)

Net cash used by investing activities	(233,389)	-	(1,420,251)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,850,357
Proceeds from issuance of stockholder loan	-	-	-

Net cash provided by financing activities	-	-	1,850,357

Effect of exchange rates on cash and cash equivalents	-	-	(6,117)

Net increase (decrease) in cash	(59,544)	(5,524)	24,908

Cash, beginning of period	84,452	7,983	-

Cash, end of period	$24,908	$2,459	$24,908

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	$-	$3,000	$7,614
Common stock for oil and gas properties	$-	$1,085,000	$12,700,000

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended June 30, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of September 30, 2012, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis. The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage (Continued)

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.  As of September 30, 2012, the Company reviewed plug and abandonment costs of its producing  Brown 2-12 well and deemed the amount to be immaterial.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At September 30, 2012, the Company had one customer that accounted for 100% of its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was no bad debt expense for the period ended September 30, 2012.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($1,889,162) from inception (March 10, 2010) through September 30, 2012. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.   INVESTMENTS IN OIL AND GAS PROPERTIES

Dansville Prospect – Proved (Evaluated) Property

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

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Option Agreement (“Option Amendment”) with Range, which provides that in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of the Company’s share of production proceeds for payment of the option fee and if the Company’s share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012then the Company shall pay Range the remaining balance of the option fee on or before February 5, 2012. As of September 30, 2012, the Brown #2-12 well production has been insufficient to pay the Option Fee. The Company has renegotiated with Range to waive the option fee.

The Company will remit to the seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced.  The property currently has one well that is producing in which they hold a net realizable interest of 26%.

During the prior fiscal year, the Company recorded an impairment change of approximately $1,145,000 based on the independent assessment of the future value of its proved reserves.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

In consideration of the purchase of the interests in the White-tail Prospect, the Company agreed to pay Range a total purchase price of $487,500.  The Company paid Range $87,500 to reimburse Range for development costs incurred to date and on June 15, 2012, the Company issued 476,191 common shares for $200,000, or $0.42/share.  The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) for a 3-D high resolution seismic survey of the White-tail Prospect. The Company has incurred approximately $226,000 of the AFE to date.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000.  The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments.  As of September 30 ,2012 the remaining $30,000 was to be payable in common shares.  In addition, the Company further agreed to pay  $91,000 as a prospect fee upon receipt of the Authority For Expenditure (“AFE”) and 70% of the total cost of drilling and completion in the Osprey Prospect.

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
(UNAUDITED)

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
(UNAUDITED)

7.           COMMON STOCK (Continued)

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

On June 15, 2012, the Company issued 476,191 common shares valued at $200,000 as partial consideration for the White-tail Prospect.  See Note 4.

On September 19, 2012, the Company issued 75,000 common shares valued at $25,000 to a consultant for services performed.

On September 19, 2012, the Company issued 93,750 common shares valued at $28,125 to a board member as consideration for his services.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
8.           WARRANTS

Warrant Activity

As described in Note 7, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from June 30, 2011 through September 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding June 30, 2011	-	$-	-
Issued	2,569,215	$.70	4.52 years
Exercised	-	-	-
Outstanding June 30, 2012	2,569,215	$.70	4.52 years
Issued	-	-	-
Exercisable, September 30, 2012	2,569,215	$.70	4.26 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of warrants as follows:

Warrants	2,569,215
Reserved shares at September 30, 2012	2,569,215

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

As of September 30, 2012, the Company had federal net operating loss carryforwards of (1,889,962), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2012 are as follows:

	2012

Federal net operating loss (@ 34%)		$642,600
Less: valuation allowance		(642,600)

Net deferred tax asset	$	---

During the period ended September 30, 2012, the Company’s valuation allowance increased by approximately $27,400.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Overview.We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States and the United Kingdom.  In Michigan, we own working interests located in Ingham County, Michigan, known as the Dansville Prospect, and a working interest in Northern Michigan, known as the White-tail Prospect. We also entered into a letter of intent to acquire a working interest in Southern Michigan, known as the Osprey Prospect.  In the United Kingdom, through our subsidiaries, we own a license to search, bore and obtain petroleum in an onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. We also own a working interest located in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this Quarterly Report.

For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Results of Operations.

Revenues. We had revenues of $70,574 for the three months ended September 30, 2012, as compared to no revenues for the three months ended September 30, 2011.  We anticipate we will begin generating more significant revenues from oil and gas sales from our interest in the Dansville Prospect and hope to generate revenues from the anticipated development of the White-tail Prospect. To increase the size of our operations during the next twelve months, we need to begin generating more significant revenues from the Dansville Prospect and begin development of the White-tail Prospect. Our failure to do so will significantly hinder our ability to increase the size of our operations and further develop our business.

Operating Expenses. For the three months ended September 30, 2012, our total operating expenses were $197,670, as compared to total operating expenses of $117,972 for the three months ended September 30, 2011. Our operating expenses were solely comprised of general and administrative expenses.  The increase in general and administrative expenses is primarily related to additional costs related to the increased size of our operations, the expansion of our personnel, increased professional fees and costs associated with us being a public company.

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

Net Loss. For the three months ended September 30, 2012, our net loss was $133,701, as compared to our net loss of $118,728 for the three months ended September 30, 2011.  The larger loss is due to an increase in general and administrative expenses.  We expect to begin generating more significant revenues from oil and gas, which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources. As of September 30, 2012, we have cash of $24,908 which comprises our current assets as of that date.  Our total assets of $14,266,328 as of September 30, 2012 consist of our current assets of $24,908, evaluated oil and gas property of $1,098,438 and unevaluated oil and gas property of $13,142,982.

As of September 30, 2012, we had total current liabilities of $454,611 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may, at our sole and exclusive option, issue and sell to the investor, and the investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.  The second drawdown of $200,000 was delivered on October 12, 2011 and we issued 500,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the second drawdown.  The third drawdown of $50,000 was delivered on February 3, 2012 and we issued 125,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 125,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the third drawdown.  The fourth drawdown of $1,000,000 was delivered on March 20, 2012 and we issued 1,282,052 shares of our common stock at a purchase price of $0.78 per share and Warrants to purchase 1,282,052 shares of our common stock at an exercise price of $0.94 per share to the investor in connection with the fourth drawdown.  The fifth drawdown of $120,000 was delivered on March 30, 2012 and we issued 162,163 shares of our common stock at a purchase price of $0.74 per share and Warrants to purchase 162,163 shares of our common stock at an exercise price of $0.89 per share to the investor in connection with the fifth drawdown.  The sixth drawdown of $30,000 was delivered on October 31, 2012 and we issued 75,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 75,000 shares of our common stock at an exercise price of $0.48 per share to the investor in connection with the sixth drawdown.

On March 2, 2012, we entered into a financial public relations agreement with a consultant, which provides that, among other things, we shall engage the consultant for an initial term of 6 months and continue on a month-to-month basis thereafter to provide certain financial public relations advisory services to us in exchange for $3,000 per month for the first three months, $5,000 per month for the following three months, and $7,000 per month for each month thereafter.  We paid $3,000 per month for the first three months of March, April and May 2012.  On September 19, 2012, we agreed to pay for services rendered for the months of June, July and August 2012 with cash compensation of $3,000 per month and equity compensation of 25,000 shares of our common stock per month.

On September 19, 2012, we entered into the First Amendment to that Director’s Agreement (“Director Amendment”) with Kevin Goldrick, our director.  Pursuant to the Director Amendment, we agreed to increase the amount of stock compensation to Mr. Goldrick to an aggregate of 125,000 shares and issued 93,750 shares of its common stock to Mr. Goldrick for services rendered.

During 2013, we expect that the following will continue to impact our liquidity:

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

We have cash of $24,908 as of June 30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to expand our operations, including the development of the Dansville Prospect, the White-tail Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

If we are unable to drawdown funds from the Financing Agreement and we are not able to raise additional capital, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts with respect to our oil and gas interests.

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

Item 6.  Exhibits.

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

American Energy Development Corp., a Nevada corporation

November 19, 2012	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

November 19, 2012	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)