Form 10-Q
period 2012-12-31
American Energy Development Corp.
filed 2013-03-05
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

  American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 5, 2013, there were 102,331,448 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	June 30, 2012

ASSETS

Current assets
Cash	$18,696	$84,452
Accounts receivable	11,402	9,472

Total current assets	30,098	93,924

Oil and Gas Property
Evaluated, net of accumulated depletion of $19,559 and $9,117 as of December 31, 2012 and June 30, 2012, respectively	1,091,641	1,102,083
Unevaluated	634,670	12,909,593

Total assets	$1,756,409	$14,105,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$486,572	$211,707

Total current liabilities	486,572	211,707

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, and 102,331,448 and 101,752,506 shares issued and outstanding, as of December 31, 2012 and June 30, 2012, respectively	102,331	101,752
Additional paid-in capital	15,690,788	15,553,719
Accumulated other comprehensive loss	(6,117)	(6,117)
Deficit accumulated during the exploration stage	(14,517,165)	(1,755,461)

Total stockholders’ equity (deficit)	1,269,837	13,893,893

Total liabilities and stockholders’ equity (deficit)	$1,756,409	$14,105,600

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	For the Six Months Ended December 31, 2012	For the Six Months Ended December 31, 2011	From Inception (March 10, 2010) Through December 31, 2012

Revenues	$44,485	$2,276	$115,059	$2,276	$204,070

Operating costs	15,458	164	22,063	164	30,366

Net revenue	29,027	2,112	92,996	2,112	173,704

Operating expenses
General and administrative	144,495	120,958	342,165	238,930	1,027,039
Impairment of oil and gas property	12,512,535	-	12,512,535	-	13,656,216
Total operating expenses	12,657,030	120,958	12,854,700	238,930	14,683,255

Loss from operations	(12,628,003)	(118,846)	(12,761,704)	(236,818)	(14,509,551)

Interest expense	-	(1,193)	-	(1,949)	(7,614)

Loss before income taxes	(12,628,003)	(120,039)	(12,761,704)	(238,767)	(14,517,165)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,628,003)	$(120,039)	$(12,761,704)	$(238,767)	$(14,517,165)

Net loss per common share – basic and diluted	$(0.12)	$(0.00)	$(0.13)	$(0.00)

Weighted average of common shares – basic and diluted	102,083,998	102,240,252	101,929,258	112,777,570

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH DECEMBER 31, 2012
(UNAUDITED)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During	Stockholders'
	Number of		Paid-In	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810	-	-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	$(6,117)	$(1,755,461)	$13,893,893

Issuance of common stock for services	468,750	469	101,156	-	-	101,625

Issuances of common stock for cash	75,000	75	29,925	-	-	30,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	-	1,800

Issuance of common stock for oil and gas properties	35,192	35	4,188	-	-	4,223

Net Loss	-	-	-	-	(12,761,704)	(12,761,704)

Balance, December 31, 2012	102,331,448	$102,331	$15,690,788	$(6,117)	$(14,517,165)	$1,269,837

See accompanying notes to financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31, 2012	For the Six Months Ended December 31, 2011	From Inception (March 10, 2010) Through December 31, 2012

Cash flows from operating activities
Net loss	$(12,761,704)	$(238,767)	$(14,517,165)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	10,200
Common stock issued for services	101,625	900	105,525
Depletion expense	10,442	-	19,559
Impairment of oil and gas properties	12,512,535	-	13,656,216
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(1,930)	(1,814)	(11,402)
Increase (decrease) in accounts payable and accrued expenses	274,865	20,318	301,774

Net cash used in operating activities	137,633	(217,563)	(435,293)

Cash flows from investing activities
Purchase and capitalized costs of oil and gas properties	(237,612)	(551,168)	(1,424,474)

Net cash used by investing activities	(237,612)	(551,168)	(1,424,474)

Cash flows from financing activities
Proceeds from issuance of common stock	34,223	450,000	1,884,580
Proceeds from issuance of stockholder loan	-	123,450

Net cash provided by financing activities	34,223	573,450	1,884,580

Effect of exchange rates on cash and cash equivalents	-	-	(6,117)

Net increase (decrease) in cash	(65,756)	(195,281)	18,696

Cash, beginning of period	84,452	208,523	-

Cash, end of period	$18,696	$13,242	$18,696

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	$-	$3,000	$7,614
Common stock for oil and gas properties	$-	$1,085,000	$12,700,000

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended June 30, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and six month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties.  As of December 31, 2012, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis. The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage (Continued)

Additionally, the Company owns all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a ninety-five percent (95%) share in the Petroleum Exploration and Development License for UK Onshore Block SU97, known as licence PEDL236 (the “License”), which grants to Fairfax 307 an exclusive license during the term of the License to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources also owns two-dimensional seismic data and information relating to certain areas of the License.

In December 2012, the Company determined that the costs to obtain required approvals necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approvals too remote to pursue the prospect further.  As a result, the Company has impaired its investment of Reservoir Resources.

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method.  As of December 31, 2012, the Company reviewed plug and abandonment costs of its producing Brown 2-12 well and deemed the amount to be immaterial.

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

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary.  At December 31, 2012, the Company had one customer that accounted for 100% of its oil and gas sales.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was no bad debt expense for the period ended December 31, 2012.

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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($14,517,165) from inception (March 10, 2010) through December 31, 2012. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.   EMPLOYMENT AGREEMENTS

On December 19, 2011, the board of directors of the Company increased the size of the board of directors from two to three directors and appointed Kevin J. Goldrick as a director. On this date, the Company and Mr. Goldrick entered into a director agreement (“Director Agreement”). The Director Agreement provides that Mr. Goldrick will receive an annual cash compensation of $12,000 and equity compensation of 100,000 shares of common stock with the possibility to purchase stock options subject to certain conditions as specified in the Director Agreement. On December 6, 2012, Kevin Goldrick resigned as a director of the Company.

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

During the prior fiscal year, the Company recorded an impairment charge of approximately $1,145,000 based on the independent assessment of the future value of its proved reserves.

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Cash	$250
Oil and gas property - License	42,400
Oil and gas property - Unproved	12,470,135
Total assets acquired	12,512,785
Liabilities Assumed	(12,785)

Total	$12,500,000

In December 2012, the Company determined that the costs to obtain required approvals necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approvals too remote to pursue the prospect further.  As a result, the Company has impaired its investment of Reservoir Resources in the amount of $12,512,535.

White Tail Prospect

On March 6, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the White-tail Prospect from Range Michigan LLC, a Wyoming limited liability company, which covers approximately 4,000 acres.  On February 5, 2013, the Company entered into a Termination Agreement with Range as further described Note 11.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000.  The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments.  In October 2012, Range agreed to accept our reimbursement costs of $50,000 as partial payment on the White Tail Prospect.

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

On October 31, 2012, the Company received an additional $30,000 drawdown (“Sixth Drawdown”).  In exchange for the Sixth Drawdown, the Company issued 75,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 75,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share, pursuant to the Financing Agreement. The Warrants expire five years from the date of the investment.

On November 29, 2012, the Company issued 300,000 common shares valued at $51,000 to a consultant for services performed.

On December 20, 2012, the Company issued 35,192 common shares valued at $4,223 pursuant to an agreement whereby the third party would be issued additional shares if the company issued additional shares for less than $0.30 per share.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8.   WARRANTS

Warrant Activity

As described in Note 7, the Company issued a convertible note with detachable warrants.  A summary of warrant activity for the period from June 30, 2011 through December 31, 2012 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Contract Term
Outstanding June 30, 2011	-	$-	-
Issued	2,569,215	$0.75	4.03 years
Exercised	-	-	-
Outstanding June 30, 2012	2,569,215	$0.75	4.03 years
Issued	75,000	$0.48	5.00 years
Exercisable, December 31, 2012	2,644,215	$0.74	4.06 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of warrants as follows:

Warrants	2,644,215
Reserved shares at December 31, 2012	2,644,215

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

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately ($2,000,000) that can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

9.   PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of December 31, 2012 are as follows:

2012
Federal net operating loss (@ 34%)	$680,000
Less: valuation allowance	(680,000)

Net deferred tax asset	$-

During the period ended December 31, 2012, the Company’s valuation allowance increased by approximately $38,000.

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

11.      SUBSEQUENT EVENTS

On February 5, 2013, the Company entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the "Termination Agreement") with Range Michigan LLC ("Range") pursuant to which the Company and Range agreed that (i) the Company assign to Range all of its 43.75% working interest in Range's right to oil and gas leases covering the White-tail Prospect in Northern Michigan (the "Prospect"), effective January 22, 2013, for the nominal consideration of $10 and (ii) both the Company and Range terminate the Lease Acquisition Agreement dated June 15, 2012 by and between the Company and Range (the "Purchase Agreement") and the Joint Operating Agreement dated March 31, 2012 by and between the Company and Range (the "Operating Agreement"), effective January 23, 2013, due to the Company's non-payment of seismic program costs as required pursuant to the Purchase Agreement. There were no material early termination penalties incurred by the Company in connection with the Termination Agreement.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	risks associated with drilling and production programs resulting from geological, technical, drilling, seismic and other unforeseen problems;
•	unexpected results of exploration and development drilling and related activities on the Dansville Prospect;
•	availability of capital and financing to fund exploration and development drilling activities;
•	increases in operating costs;
•	availability of skilled personnel;
•	unpredictable weather conditions; other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended December 31, 2012.

Overview. We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States and the United Kingdom.  In Michigan, we own working interests located in Ingham County, Michigan, known as the Dansville Prospect. In the United Kingdom, through our subsidiaries, we own a license to search, bore and obtain petroleum in an onshore exploration prospect known as the Windsor Prospect located in the Weald Basin in Windsor, United Kingdom.  During December 2012, we determined that further exploration and development of the Windsor Prospect was no longer economically viable and as a result took as impairment charge of $12,512,535.   For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

Recent Developments.  On February 5, 2013, we entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the “Termination Agreement”) with Range Michigan LLC (“Range”) to assign to Range all of our 43.75% working interest in Range’s right to oil and gas leases covering the White-tail Prospect in Northern Michigan, effective January 22, 2013, and to terminate the Lease Acquisition Agreement dated June 15, 2012 (the “Acquisition Agreement”) and the Operating Agreement, effective January 23, 2013, due to our non-payment of certain costs as required pursuant to the Acquisition Agreement.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2012, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended December 31, 2012, together with notes thereto, which are included in this Quarterly Report.

For the three months ended December 30, 2012, as compared to the three months ended December 31, 2011.

Results of Operations.

Revenues. We had revenues of $44,485 for the three months ended December 31, 2012, as compared to revenues of $2,276 for the three months ended December 31, 2011.  The increase in revenues is due to an increase in oil and gas sales from our interest in the Brown 2-12 well in the Dansville Prospect.  We hope the Brown 2-12 well will continue to generate those revenues for the foreseeable future, although we cannot guaranty it will do so.  The Cremer 1-1 well in the Dansville Prospect was abandoned in May 2012 due to high salt content. Spudding of the Bowen well in the Dansville Prospect has been postponed for further technical evaluations due to its proximity to the Cremer 1-1 well.  During December 2012, we determined that further exploration and development of the Windsor Prospect was no longer economically viable.

Operating Expenses.  For the three months ended December 31, 2012, our total operating expenses were $12,657,030, as compared to total operating expenses of $120,958 for the three months ended December 31, 2011. Our operating expenses were comprised of general and administrative expenses in the amount of $144,495 and an impairment charge of $12,512,535 related to the Windsor Prospect.  The increase in general and administrative expenses is primarily related to additional costs related to our operations and increased professional fees and costs associated with us being a public company and our impairment of the Windsor Prospect.

We expect that our future monthly operating expenses for fiscal year 2013 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company.

Net Loss.  For the three months ended December 31, 2012, our net loss was $12,628,003, as compared to our net loss of $120,039 for the three months ended December 31, 2011.  The increase in net loss is due to an impairment charge of $12,512,535 related to the Windsor Prospect. We expect that generating more significant revenues from oil and gas sales will offset our operating costs and reduce our net losses in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

For the six months ended December 30, 2012, as compared to the three months ended December 31, 2011.

Results of Operations.

Revenues. We had revenues of $115,059 for the six months ended December 31, 2012, as compared to revenues of $2,276 for the six months ended December 31, 2011.  The increase in revenues is due to an increase in oil and gas sales from our interest in the Brown 2-12 well in the Dansville Prospect.  We hope the Brown 2-12 well will continue to generate those revenues for the foreseeable future, although we cannot guaranty it will do so.  The Cremer 1-1 well in the Dansville Prospect was abandoned in May 2012 due to high salt content. Spudding of the Bowen well in the Dansville Prospect has been postponed for further technical evaluations due to its proximity to the Cremer 1-1 well. During December 2012, we determined that further exploration and development of the Windsor Prospect was no longer economically viable.

Operating Expenses. For the six months ended December 31, 2012, our total operating expenses were $12,854,700, as compared to total operating expenses of $238,930 for the six months ended December 31, 2011. Our operating expenses were comprised of general and administrative expenses in the amount of $144,495 and an impairment charge of $12,512,535 related to the Windsor Prospect.  The increase in general and administrative expenses in the six months ended December 31, 2012 is primarily related to increased professional fees and costs associated with us being a public company and our impairment of the Windsor Prospect.

We expect that our future monthly operating expenses for fiscal year 2013 may increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company.

Net Loss. For the six months ended December 31, 2012, our net loss was $12,761,704, as compared to our net loss of $238,767 for the six months ended December 31, 2011.  The increase in net loss is due to an increase in general and administrative expenses and an impairment charge of $12,512,535 related to the Windsor Prospect.  We expect that generating more significant revenues from oil and gas sales will offset our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  As of December 31, 2012, we have cash of $18,696 and accounts receivable of $11,402 which comprises our current assets as of that date.  Our total assets of $1,756,409 as of December 31, 2012 consist of our current assets of $18,696, accounts receivable of $11,402, evaluated oil and gas property of $1,091,641 and unevaluated oil and gas property of $634,670.

As of December 31, 2012, we had total current liabilities of $486,572 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

On October 3, 2011, we entered into a Securities Purchase Agreement (“Financing Agreement”) with an investor pursuant to which we may, at our sole and exclusive option, issue and sell to the investor (“Investor”), and the Investor shall purchase up to $7,800,000 of our common stock and five-year warrants to purchase common stock (the “Warrants”) from time to time over a two year period at a purchase price of the higher of (i) $0.40 per share, and (ii) eighty percent (80%) of the 10-day volume weighted average price (VWAP) of our common stock.  We received an initial drawdown of $200,000 on October 3, 2011, and we issued 500,000 shares of common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.  The Warrants expire five years from the date of the investment.  The second drawdown of $200,000 was delivered on October 12, 2011 and we issued 500,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.48 per share to the Investor in connection with the second drawdown.  The third drawdown of $50,000 was delivered on February 3, 2012 and we issued 125,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 125,000 shares of our common stock at an exercise price of $0.48 per share to the Investor in connection with the third drawdown.  The fourth drawdown of $1,000,000 was delivered on March 20, 2012 and we issued 1,282,052 shares of our common stock at a purchase price of $0.78 per share and Warrants to purchase 1,282,052 shares of our common stock at an exercise price of $0.94 per share to the Investor in connection with the fourth drawdown.  The fifth drawdown of $120,000 was delivered on March 30, 2012 and we issued 162,163 shares of our common stock at a purchase price of $0.74 per share and Warrants to purchase 162,163 shares of our common stock at an exercise price of $0.89 per share to the Investor in connection with the fifth drawdown.  The sixth drawdown of $30,000 was delivered on October 31, 2012 and we issued 75,000 shares of our common stock at a purchase price of $0.40 per share and Warrants to purchase 75,000 shares of our common stock at an exercise price of $0.48 per share to the Investor in connection with the sixth drawdown.
On April 17, 2012, we entered into a letter of intent with Range to acquire a 43.75% working interest and a 35% net revenue interest in the Osprey Prospect in Southern Michigan.  We did not enter into a definitive agreement with Range for the acquisition of those interests and in October 2012, Range agreed to accept our deposit of $50,000 for the Osprey Prospect as partial payment of certain costs associated with our interests in the White-tail Prospect in Northern Michigan. The payment of $50,000 and our prior payments for the interests in the White-tail Prospect were not refunded when we entered into the Termination Agreement with Range subsequent to the period ended December 31, 2012, as discussed above in “Recent Developments.”
On November 29, 2012, pursuant to the financial public relations agreement with a consultant dated March 1, 2012, we agreed to pay the consultant for services rendered for the months of July, August, September, October and November 2012 with equity compensation of 300,000 shares of our common stock.

On December 20, 2012, pursuant to the anti-dilution provisions of the Omnibus Agreement with Range dated June 14, 2011, we issued an additional 35,192 shares of our common stock to Range as a result of the share issuance to the above-referenced consultant.

During the six months ended December 31, 2012, the Company incurred approximately $57,000 in legal costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The staff’s requests have sought, among other things, information related to the Company’s Financing Agreement with the Investor and the accompanying issuances of shares to Investor, information concerning the Company’s communications or dealings with consultants who introduced the Company to Investor and to oil and gas opportunities, information concerning oil and gas-related agreements, and information concerning the Company’s sale of shares in connection with its S-1 registration statement and related shareholder communications.  The Company is fully cooperating with the staff’s investigation.  At this time, the Company cannot predict reasonably the outcome or timing of this matter as it relates to the Company.  The Company has determined that for the time being, it is not advisable to seek additional funding from the Investor and that the pending investigation is having a material impact on the Company’s ability to seek new funding.  The Company anticipates it will continue to incur significant legal costs related to these matters.

During 2013, we expect that the following will continue to impact our liquidity:

•	significant legal and accounting costs associated with being a public company and costs associated with responding to the SEC.
•	increases in overhead and the use of independent contractors for services to be provided to us.
•	future payments to Range of our proportional share of costs associated with the wells located on Dansville Prospect.
•	additional expenses related to the acquisition of additional oil and gas rights.

Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have cash of $18,696 as of December 31, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to continue our operations and to develop the Dansville Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We do not believe we will be able to continue to drawdown funds from the Financing Agreement.  Accordingly, we have been, and intend to continue, working toward identifying and obtaining new sources of financing. We cannot guarantee that we will be successful in obtaining additional financing or that additional funding will be available on favorable terms.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If we are unable to raise additional capital, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts with respect to our oil and gas interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2012, we received an additional $30,000 drawdown (“Sixth Drawdown”) pursuant to the Financing Agreement dated October 3, 2011.  In exchange for the Sixth Drawdown, we issued to the Investor 75,000 shares of our common stock at a purchase price of $0.40 per share and common stock purchase warrants to purchase 75,000 shares of common stock at an exercise price of 120% of the purchase price, or $0.48 per share.

On November 29, 2012, pursuant to the financial public relations agreement with a consultant dated March 1, 2012, we agreed to pay the consultant for services rendered for the months of July, August, September, October and November 2012 with equity compensation of 300,000 shares of our common stock.

On December 20, 2012, pursuant to the anti-dilution provisions of the Omnibus Agreement with Range dated June 14, 2011, we issued an additional 35,192 shares of our common stock to Range as a result of the share issuance to the above-referenced consultant.

All of the above shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and/or Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

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

American Energy Development Corp., a Nevada corporation

March 5, 2013	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

March 5, 2013	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)