Form 10-Q
period 2013-03-31
American Energy Development Corp.
filed 2013-05-28
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

  American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 20, 2013, there were 102,331,448 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)

ASSETS

Current assets
Cash	$19,213	$84,452
Accounts receivable	13,400	9,472
Prepaid expenses	3,116	-

Total current assets	35,729	93,924

Oil and Gas Property
Evaluated, net of accumulated depletion of $24,263 and $9,117 as of March 31, 2013 and June 30, 2012, respectively	1,086,937	1,102,083
Unevaluated	342,947	12,909,593

Total assets	$1,465,613	$14,105,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$513,130	$211,707

Total current liabilities	513,130	211,707

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, and 102,331,448 and 101,752,506 shares issued and outstanding, as of March 31, 2013 and June 30, 2012, respectively	102,331	101,752
Additional paid-in capital	15,691,688	15,553,719
Accumulated other comprehensive loss	(6,117)	(6,117)
Deficit accumulated during the exploration stage	(14,835,419)	(1,755,461)

Total stockholders’ equity (deficit)	952,483	13,893,893

Total liabilities and stockholders’ equity (deficit)	$1,465,613	$14,105,600

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Nine Months Ended March 31, 2013	For the Nine Months Ended March 31, 2012	From Inception (March 10, 2010) Through March 31, 2013

Revenues	$49,170	$21,304	$164,229	$23,580	$253,240

Operating costs	3,127	1,599	25,190	1,763	33,493

Gross Margin	46,043	19,705	139,039	21,817	219,747

Operating expenses
General and administrative	72,574	124,726	414,739	363,655	1,099,613
Loss on sale of oil and gas property	291,723	-	291,723	-	291,723
Impairment of oil and gas property	-	-	12,512,535	-	13,656,216
Total operating expenses	364,297	124,726	13,218,997	363,655	15,047,552

Loss from operations	(318,254)	(105,021)	(13,079,958)	(341,838)	(14,827,805)

Interest expense	-	(1,909)	-	(3,859)	(7,614)

Loss before income taxes	(318,254)	(106,930)	(13,079,958)	(345,697)	(14,835,419)

Provision for income taxes	-	-	-	-	-

Net loss	$(318,254)	$(106,930)	$(13,079,958)	$(345,697)	$(14,835,419)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.13)	$(0.00)

Weighted average of common shares – basic and diluted	102,206,364	90,052,184	102,061,364	87,939,061

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH MARCH 31, 2013
(UNAUDITED)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During	Stockholders'
	Number of		Paid-In	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810	-	-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	$(6,117)	$(1,755,461)	$13,893,893

Issuance of common stock for services	468,750	469	101,156	-	-	101,625

Issuances of common stock for cash	75,000	75	29,925	-	-	30,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,700	-	-	2,700

Issuance of common stock for oil and gas properties	35,192	35	4,188	-	-	4,223

Net Loss	-	-	-	-	(13,079,958)	(13,079,958)

Balance, March 31, 2013	102,331,448	$102,331	$15,691,688	$(6,117)	$(14,835,419)	$952,483

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31, 2013	For the Nine Months Ended March 31, 2012	From Inception (March 10, 2010) Through March 31, 2013

Cash flows from operating activities
Net loss	$(13,079,958)	$(345,697)	$(14,835,419)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	2,700	2,700	11,100
Common stock issued for services	101,625	900	105,525
Depletion expense	15,146	-	24,263
Loss on sale of oil and gas property	291,723	-	291,723
Impairment of oil and gas properties	12,512,535	-	13,656,216
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(3,928)	-	(13,400)
Increase (decrease) in prepaid expenses	(3,116)		(3,116)
Increase (decrease) in accounts payable and accrued expenses	301,423	(75,356)	328,332

Net cash used in operating activities	138,150	(417,453)	(434,776)

Cash flows from investing activities
Purchase and capitalized costs of oil and gas properties	(237,612)	(1,077,103)	(1,424,474)

Net cash used by investing activities	(237,612)	(1,077,103)	(1,424,474)

Cash flows from financing activities
Proceeds from issuance of common stock	34,223	1,620,000	1,884,580
Proceeds from issuance of stockholder loan	-	-	-

Net cash provided by financing activities	34,223	1,620,000	1,884,580

Effect of exchange rates on cash and cash equivalents	-	-	(6,117)

Net increase (decrease) in cash	(65,239)	125,444	19,213

Cash, beginning of period	84,452	208,523	-

Cash, end of period	$19,213	$333,967	$19,213

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	$-	$-	$7,614
Common stock for services	$-	$2,700	$3,600
Common stock for oil and gas properties	$4,223	$12,825,000	$12,704,223

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended June 30, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and nine month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties. As of March 31, 2013, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis. The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage (Continued)

Additionally, the Company owns all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a ninety-five percent (95%) share in the Petroleum Exploration and Development License for UK Onshore Block SU97, known as license PEDL236 (the “License”), which grants to Fairfax 307 an exclusive license during the term of the License to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources also owns two-dimensional seismic data and information relating to certain areas of the License.

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

Fair Value of Financial Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet under ASC 825, Financial Instruments. The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method. As of March 31, 2013, the Company reviewed plug and abandonment costs of its producing Brown 2-12 well and deemed the amount to be immaterial.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. At March 31, 2013, the Company had one customer that accounted for 100% of its oil and gas sales. Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was no bad debt expense for the period ended March 31, 2013.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($14,835,419) from inception (March 10, 2010) through March 31, 2013. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

4.   INVESTMENTS IN OIL AND GAS PROPERTIES

Dansville Prospect – Proved (Evaluated) Property

On June 14, 2011, the Company entered into and closed an omnibus agreement (“Omnibus Agreement”) with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which the Company acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 12,000,000 shares of the Company’s common stock for the cost to date of the development and seismic data which was $1,085,000. During the year, the company incurred additional costs of approximately $1,152,000. The Omnibus Agreement required the Company to effect a 30-to-1 forward stock split of all shares of Common Stock within 30 days of the effective date of the Omnibus Agreement (“Forward Split”). The forward stock split occurred on July 14, 2011.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the Omnibus Amendment, the Company entered into a First Amendment to Option Agreement (“Option Amendment”) with Range, which provides that in the event the Brown #2-12 Well is a producing well, Range will withhold the first $100,000 of the Company’s share of production proceeds for payment of the option fee and if the Company’s share of the proceeds from the Brown #2-12 Well are insufficient to pay the entire amount of the option fee on or before February 1, 2012 then the Company shall pay Range the remaining balance of the option fee on or before February 5, 2012. As of September 30, 2012, the Brown #2-12 well production has been insufficient to pay the Option Fee. The Company has renegotiated with Range to waive the option fee.

The Company will remit to the seller an overriding royalty interest of 2.5% of the overall gross market value at the time of production of all oil and gas produced from the licensed areas from proceeds of the sale of oil and gas produced. The property currently has one well that is producing in which they hold a net realizable interest of 26%.

During the prior fiscal year, the Company recorded an impairment charge of approximately $1,145,000 based on the independent assessment of the future value of its proved reserves on the Dansville prospect.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In December 2012, the Company determined that the costs to obtain required approvals necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant tand the likelihood of obtaining the approvals too remote to pursue the prostect further.  As a result, the Company has impaired its investment of Reservoir Resources in the amount of $12,512,535.

White Tail Prospect

On March 6, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the White-tail Prospect from Range Michigan LLC, a Wyoming limited liability company, which covers approximately 4,000 acres.  On February 5, 2013, the Company entered into a Termination Agreement with Range as further discussed below.

In consideration of the purchase of the interests in the White-tail Prospect, the Company agreed to pay Range a total purchase price of $487,500. The Company paid Range $87,500 to reimburse Range for development costs incurred to date and on June 15, 2012, the Company issued 476,191 common shares for $200,000, or $0.42/share. The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) for a 3-D high resolution seismic survey of the White-tail Prospect. The Company incurred approximately $226,000 of the AFE to date.  On February 5, 2013, the Company entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the "Termination Agreement") with Range Michigan LLC ("Range") pursuant to which the Company and Range agreed that (i) the Company assign to Range all of its 43.75% working interest in Range's right to oil and gas leases covering the White-tail Prospect in Northern Michigan (the "Prospect"), effective January 22, 2013, for the nominal consideration of $10 and (ii) both the Company and Range terminate the Lease Acquisition Agreement dated June 15, 2012 by and between the Company and Range (the "Purchase Agreement") and the Joint Operating Agreement dated March 31, 2012 by and between the Company and Range (the "Operating Agreement"), effective January 23, 2013, due to the Company's non-payment of seismic program costs as required pursuant to the Purchase Agreement. There were no material early termination penalties incurred by the Company in connection with the Termination Agreement.  As a result, the Company recorded a loss on the termination agreement of $291,723 for the three months ended March 31, 2013.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000. The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments.  In October 2012, Range agreed to accept our reimbursement costs of $40,000 as partial payment on the Prospect.

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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.   WARRANTS

Warrant Activity

As described in Note 7, the Company issued a convertible note with detachable warrants. A summary of warrant activity for the period from June 30, 2011 through March 31, 2013 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Contract Term
Outstanding June 30, 2011	-	$-	-
Issued	2,569,215	$0.75	3.79 years
Exercised	-	-	-
Outstanding June 30, 2012	2,569,215	$0.75	3.79 years
Issued	75,000	$0.48	4.59 years
Exercisable, March 31,2013	2,644,215	$0.73	3.81 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of warrants as follows:

Warrants	2,644,215
Reserved shares at March 31, 2013	2,644,215

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

As of March 31, 2013, the Company had federal net operating loss carryforwards of (1,179,203), which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.   PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of March 31, 2013 are as follows:

March 31, 2013
Federal net operating loss (@ 34%)	$401,000
Less: valuation allowance	(401,000)

Net deferred tax asset	$-

During the period ended March 31, 2013, the Company’s valuation allowance increased by approximately $193,000.

10.   RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through March 31, 2013, the Company utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations. For the years ended June 30, 2012 and 2011 rent expense was $3,600 and $3,600, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2012, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended March 31, 2013, together with notes thereto, which are included in this Quarterly Report.

For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Results of Operations.

Revenues. We had revenues of $49,170 for the three months ended March 31, 2013, as compared to revenues of $21,304 for the three months ended March 31, 2012.  The increase in revenues is due to an increase in oil and gas sales from our interest in the Brown 2-12 well in the Dansville Prospect.  We hope the Brown 2-12 well will continue to generate those revenues for the foreseeable future, although we cannot guaranty it will do so.  The Cremer 1-1 well in the Dansville Prospect was abandoned in May 2012 due to high salt content. Spudding of the Bowen well in the Dansville Prospect has been postponed for further technical evaluations due to its proximity to the Cremer 1-1 well.  During December 2012, we determined that further exploration and development of the Windsor Prospect was no longer economically viable.

Operating Expenses.  For the three months ended March 31, 2013, our total operating expenses were $364,297, as compared to total operating expenses of $124,726 for the three months ended March 31, 2012. The increase in general and administrative expenses is primarily related to the loss related to our termination of the White Tail Prospect in the amount of $291,723 and decreased professional fees and costs associated with us being a public company.

We expect that our future monthly operating expenses for fiscal year 2013 will increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company.

Net Loss.  For the three months ended March 31, 2013, our net loss was $318,254, as compared to our net loss of $106,930 for the three months ended March 31, 2012.  The increase in net loss is due to the loss for the termination of the White Tail Prospect in the amount of $291,723 offset by an increase in revenues and a reduction in general and administrative expenses. We expect that generating more significant revenues from oil and gas sales will offset our operating costs and reduce our net losses in the future.  We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

For the nine months ended March 31, 2013, as compared to the nine months ended March 31, 2012.

Results of Operations.

Revenues. We had revenues of $164,229 for the nine months ended March 31, 2013, as compared to revenues of $23,580 for the nine months ended March 31, 2012.  The increase in revenues is due to an increase in oil and gas sales from our interest in the Brown 2-12 well in the Dansville Prospect.  We hope the Brown 2-12 well will continue to generate those revenues for the foreseeable future, although we cannot guaranty it will do so.  The Cremer 1-1 well in the Dansville Prospect was abandoned in May 2012 due to high salt content. Spudding of the Bowen well in the Dansville Prospect has been postponed for further technical evaluations due to its proximity to the Cremer 1-1 well. During December 2012, we determined that further exploration and development of the Windsor Prospect was no longer economically viable.

Operating Expenses. For the nine months ended March 31, 2013, our total operating expenses were $13,218,997, as compared to total operating expenses of $363,655 for the nine months ended March 31, 2012. The increase is directly attributable to our impairment of the Windsor Project in the amount of $12,512,535 and our loss on the termination of the White Tail Prospect in the amount of $291,723 and in general and administrative expenses in the nine months ended March 31, 2013 related to increased professional fees and costs associated with us being a public company.

We expect that our future monthly operating expenses for fiscal year 2013 may increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect and any new prospects that we acquire. We will continue to incur significant general and administrative expenses as a result of being a public company.

Net Loss. For the nine months ended March 31, 2013, our net loss was $13,097,958, as compared to our net loss of $345,697 for the nine months ended March 31, 2012.  The increase in net loss is due to our impairment of the Windsor Project in the amount of $12,512,535 and our loss on the termination of the White Tail Prospect in the amount of $291,723 offset by an increase in net revenue.  We expect that generating more significant revenues from oil and gas sales will offset our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  As of March 31, 2013, we have cash of $19,213 and accounts receivable of $13,400 which comprises our current assets as of that date.  Our total assets of $1,465,613 as of March 31, 2013 consist of our current assets of $32,613, evaluated oil and gas property of $1,086,937 and unevaluated oil and gas property of $342,947.

As of March 31, 2013, we had total current liabilities of $513,130 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

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

On April 17, 2012, we entered into a letter of intent with Range Michigan LLC ("Range") to acquire a 43.75% working interest and a 35% net revenue interest in the Osprey Prospect in Southern Michigan.  We did not enter into a definitive agreement with Range for the acquisition of those interests and in October 2012, Range agreed to accept our deposit of $50,000 for the Osprey Prospect as partial payment of certain costs associated with our interests in the White-tail Prospect in Northern Michigan.

On February 5, 2013, we entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the “Termination Agreement”) with Range  to assign to Range all of our 43.75% working interest in Range’s right to oil and gas leases covering the White-tail Prospect in Northern Michigan, effective January 22, 2013, and to terminate the Lease Acquisition Agreement dated June 15, 2012 (the “Acquisition Agreement”) and the Operating Agreement, effective January 23, 2013, due to our non-payment of certain costs as required pursuant to the Acquisition Agreement.  Our prior payments for the interests in the White-tail Prospect were not refunded puruant to the Termination Agreement.  As a result of the Termination Agreement, we recorded a loss from the termination of the prospect in the amount if $291,723.

During the nine months ended March 31, 2013, the Company incurred approximately $96,352 in legal costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The staff’s requests have sought, among other things, information related to the Company’s Financing Agreement with the Investor and the accompanying issuances of shares to Investor, information concerning the Company’s communications or dealings with consultants who introduced the Company to Investor and to oil and gas opportunities, information concerning oil and gas-related agreements, and information concerning the Company’s sale of shares in connection with its S-1 registration statement and related shareholder communications.  The Company is fully cooperating with the staff’s investigation.  At this time, the Company cannot predict reasonably the outcome or timing of this matter as it relates to the Company.  The Company has determined that for the time being, it is not advisable to seek additional funding from the Investor and that the pending investigation is having a material impact on the Company’s ability to seek new funding.  The Company anticipates it will continue to incur significant legal costs related to these matters.

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

We have cash of $19,213 as of March 31, 2013. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to continue our operations and to develop the Dansville Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

None

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

American Energy Development Corp., a Nevada corporation

May 24, 2013	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

May 24, 2013	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)