Form 10-K
period 2013-06-30
American Energy Development Corp.
filed 2013-10-31
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2012, approximately $11,256,000.

As of October 17, 2013, there were 102,331,448 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Our Business. We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States.  We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

Dansville Prospect. We own a 43.75% working interest in certain oil and gas drilling areas and land leases located on approximately 1,343 acres in Ingham County, Michigan, which contains the Dansville Prospect. Range Michigan LLC (“Range”) is the operator of the Dansville Prospect.  The first well in the Dansville Prospect, the Brown 2-12, has completed drilling, in production and generating revenues.  The second well in the Dansville Prospect, the Cremer 1-1, was drilled in late April 2012 and cement plugged due to high salt content following geophysical logging for density, porosity and water saturation.  Range is currently evaluating completion and development opportunities for the well, which include sidetracking.  Based on our most recent independent assessment of the future value of our Dansville Prospect, we recorded an impairment charge of approximately $720,000 during the year ended June 30, 2013.  During the prior year, we also recorded impairment charge of approximately $1,145,000.

White-tail Prospect. On June 15, 2012, we entered into and closed a lease acquisition agreement with Range pursuant to which we acquired a 43.75% working interest in Range's right to the oil and gas leases covering the White-tail Prospect, which consists of approximately 4,000 acres in Northern Michigan. Range is the operator of the White-tail Prospect. On February 5, 2013, we entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the "Termination Agreement") with Range Michigan LLC ("Range") pursuant to which the Company and Range agreed that (i) the Company assign to Range all of its 43.75% working interest in Range's right to oil and gas leases covering the White-tail Prospect in Northern Michigan (the "Prospect"), effective January 22, 2013, for the nominal consideration of $10 and (ii) both the Company and Range terminate the Lease Acquisition Agreement dated June 15, 2012 by and between the Company and Range (the "Purchase Agreement") and the Joint Operating Agreement dated March 31, 2012 by and between the Company and Range (the "Operating Agreement"), effective January 23, 2013, due to the Company's nonpayment of seismic program costs as required pursuant to the Purchase Agreement. There were no material early termination penalties incurred by the Company in connection with the Termination Agreement.  As a result, we recorded a loss on the termination agreement of $291,723 for the year ended June 30, 2013.

Osprey Prospect. On April 17, 2012, we entered into a letter of intent with Range to acquire a 43.75% working interest and a 35% net revenue interest in the Osprey Prospect, which consists of approximately 1,000 acres in Southern Michigan, in exchange for: (i) $30,000 payable in shares of our common stock, (ii) $50,000 payable in cash to reimburse Range for development costs incurred to date and any prior land lease payments for the Osprey Prospect, (iii) our obligation to pay $91,000 in cash within 60 days of the date of the Letter of Intent as a prospect fee upon receipt of the Authority for Expenditure and (iv) our obligation to pay 70% of the total cost of drilling and completion in the Prospect. Range is the operator of the Osprey Prospect.  The letter of intent contemplated the closing of the transaction to occur no later than May 30, 2012.  However, as of October 12, 2013, we have not closed the acquisition of the Osprey Prospect and we do not intend to pursue this transaction.  Accordingly, we have impaired our investment in the Osprey Prospect as of June 30, 2013 of approximately $50,000.

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

Fairfax License. In the United Kingdom, our wholly-owned subsidiary, Reservoir Resources Limited, which, through its wholly-owned subsidiary, Fairfax Shelfco 307 Limited (“Fairfax 307”), is the owner of a 95% share in the Petroleum Exploration and Development Licence for UK Onshore Block SU97, known as licence PEDL236 (the “Licence”), which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources Limited also owns two-dimensional seismic data and information relating to certain areas of the Licence. In December 2012, we determined that the cost to obtain required approval necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approval too remote to pursue the prospect further.  As a result, we have impaired our investment of Reservoir Resources Limited in the amount of $12,512,535 for the year ended June 30, 2013.

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

Employees. As of October 12, 2013, we have two employees, both of which are full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are good.

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

We are currently developing our business and have generated revenues of only $293,464 to date. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have do not currently have sufficient financial resources to pay our proportional share of drilling costs for the Dansville Prospect.

We have do not currently have sufficient financial resources to pay our proportional share of drilling costs for the Dansville Prospect. In addition, if the actual costs for completion of the test well exceed the initial authority for expenditure, then we will be obligated to pay our proportional share of any additional costs. We do not currently have sufficient funds to pay our proportional share of those costs. Our failure to pay our proportional share of those costs will impair our ability to maintain our current working interest in the Dansville Prospect. We hope to raise additional capital to pay those costs, although we cannot guarantee that we will do so.

We have a history of net losses which will continue and which may negatively impact our ability to achieve our business objectives.

For the period from inception (March 10, 2010) to June 30, 2013, we had limited revenues and a net loss of $(15,610,275). We cannot guarantee that we will be able to generate more significant revenues or that our future operations will result in net income. We may not ever be able to operate profitability on a quarterly or annual basis in the future. Our failure to generate and increase our revenues will harm our business. If the amount of time it takes for us generate revenues is longer than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated October 18, 2013, our current independent registered public accounting firm stated that our financial statements for the year ended June 30, 2013, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs and anticipated drilling programs. We need substantial additional funds to:

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

To date, we have generated limited revenues from production of our oil lease interests.  In addition, we will not have revenues to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We cannot guarantee that commercial quantities of oil and gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from current production.

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
Our current business focus is on the oil and gas industry in Michigan and Oklahoma. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, than we would if our business were more diversified, enhancing our risk profile.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:
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

We need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

Our current cash and cash equivalents and anticipated cash flow from operations are not sufficient to meet our anticipated cash needs for the near future. We require additional cash resources for investments and acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our primary offices are located at 1230 Avenue of the Americas, 7th Floor, New York, NY 10020. Joel Felix, our officer and director, provided approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $300 per month, or $3,600 for the year ended June 30, 2013. We do not have a written lease or sublease agreement with Mr. Felix. Mr. Felix does not expect to be paid or reimbursed for providing office facilities.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

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

Fairfax License.  In the United Kingdom, our wholly-owned subsidiary Reservoir Resources Limited, through its wholly-owned subsidiary, Fairfax 307, owns a 95% share in the Licence for UK Onshore Block SU97, which grants to Fairfax 307 an exclusive license during the term of the Licence to search, bore for and obtain petroleum in UK Onshore Block SU97, a 24,700 acre onshore exploration prospect located in the Weald Basin in Windsor, United Kingdom. Reservoir Resources Limited also owns two-dimensional seismic data and information relating to certain areas of the Licence. In December 2012, we determined that the cost to obtain required approval necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approval too remote to pursue the prospect further. As a result, we impaired our investment of Reservoir Resources in the amount of $12,512,535.

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

Proved Reserves.

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in its proved reserves, all of which are located in Michigan in the continental United States. All reserve estimates for crude oil and natural gas were internally prepared by the Company and estimated by NSAI, independent petroleum engineers.  In accordance with SEC guidelines, NSAI's estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period July 2012 through June 2013, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, we anticipate that these oil and gas reserve estimates will change as future information becomes available.

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

Oil and Gas Reserve Information (Unaudited). The following reserve quantities and future net cash flow information for our proved reserves located in the United States have been estimated as of June 30, 2013.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Crude Oil (Bbls)
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

June 30, 2012	36,833

Revision of previous estimates
Purchase of reserves
Extensions, discoveries, and other additions	19,070
Sale of reserves
Production	(3,505)

June 30, 2012	52,398

PROVED DEVELOPED RESERVES
June 30, 2012	52,398

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil reserves is as follows:

Years Ended June 30,
2013
Future cash inflows	$1,219,300
Future production costs	(591,100)
Future development costs	(10,900)
Future income tax expense	-
Future net cash flows	617,300
10% annual discount for estimated timing of cash flows	(211,600)
Standardized measure of discounted future net cash flow related to proved reserves	$405,700

A summary of the changes in the standardized measure of discounted future new cash flow applicable to proved oil reserves is as follows:

Change in Standardized Measure

Years Ended June 30,
2013
Balance, beginning of period	$1,131,050
Sales of oil, net	(209,700)
Net change in prices and production costs	(67,550)
Net change in future development costs	-
Extensions and discoveries	-
Revisions of previous quantity estimates	(448,100)
Previously estimated development costs incurred	-
Net change in income taxes	-
Accretion of discount	-
Purchase of minerals in place	-
Sales of reserves	-
Balance, end of period	$405,700

The standardized measure of discounted future net cash flows as of June 30, 2013 was calculated using the following Average Fiscal-Year prices:

2013
Average crude oil price per barrel	$87.52

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of June 30, 2013 was $88.13 per barrel ("bbl") of oil and is adjusted for quality, transportation fees, and a regional price differential.  Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 7.5%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of June 30, 2013, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Production

During the year ended June 30, 2013, we produced approximately 3,505 bbls of oil on a net basis.  Based on the net production for the year ended June 30, 2013, our average sales price per barrel was $87.52 on a net basis.

For the year ended June 30, 2013, we had oil production from our interests the Brown 2-12 well in Michigan.

Crude Oil (Bbls)
Production by State:
Michigan	3,505
Total Production	3,505

Drilling Activity.  During the period from July 1, 2012 through June 30, 2013, we had no further drilling activity.

Delivery Commitments.  We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Michigan.

Gross and Net Productive Wells.
	July 1, 2012 through June 30, 2013
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	1	0.44	-	-

Total gross and net productive wells	1	0.44	-	-

Gross and Net Developed Acreage.
	July 1, 2012 through June 30, 2013
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	160	42	-	-

Total gross and net developed acreage	160	42	-	-

Gross and Net Undeveloped Acreage.
	July 1, 2012 through June 30, 2013
	Oil		Gas
	Gross	Net	Gross	Net
Michigan	1,183	308	-	-

Total gross and net undeveloped acreage	1,183	308	-	-

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common shares are not listed on any stock exchange, but are quoted on the OTCQB under the symbol “AEDC.”  The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as quoted on the OTCQB.

	High ($)	Low ($)
Fiscal Year 2013
First Quarter	$0.50	$0.24
Second Quarter	$0.24	$0.10
Third Quarter	$0.14	$0.08
Fourth Quarter	$0.10	$0.04

Holders.   The approximate number of stockholders of record at October 17, 2013 was thirty three.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2013.

Our Business.   We are an exploration stage company focused on exploration, production and development of oil and natural gas in the United States.   We currently own interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan, known as the Dansville Prospect, and seismic data relating to such areas and leases. We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. For all of our working interests, we depend on operating partners to propose, permit and initiate the drilling of wells.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2013, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended June 30, 2013, as compared to the year ended June 30, 2012

Results of Operations.

Revenues. We had revenues of $204,453 for the year ended June 30, 2013, as compared to revenues of $89,011 for the year ended June 30, 2012.  We do not anticipate we will generate more significant revenues from oil and gas sales from our interest in the Dansville Prospect.

Operating Expenses. For the year ended June 30, 2013, our total operating expenses were $14,029,044, as compared to total operating expenses of $1,695,784 for the year ended June 30, 2012. Our operating expenses were comprised of general and administrative expenses of $454,497, loss on sale of oil and gas property of $291,723 and a charge for impairment of oil and gas property of $13,282,824 based on the independent assessment of the future value of its proved reserves at the Brown 2-12 well on the Dansville Prospect and our cessations of any further development of our UK license and our Osprey Prospect.  The decrease in general and administrative expenses is primarily related to additional costs related to the decreased size of our operations.

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

Net Loss.    For the year ended June 30, 2013, our net loss was $13,854,814, as compared to our net loss of $1,618,934 for the year ended June 30, 2012.  The larger loss is primarily due to an increase in general and administrative expenses and the impairment of oil and gas property.  We expect to begin generating more significant revenues from oil and gas, which we hope will cover our operating costs and reduce our net losses in the future. We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.   As of June 30, 2013, we have cash of $9,683 and accounts receivable of $13,009 which comprises our current assets of $22,692 as of that date.  Our total assets of $428,392 as of June 30, 2013 consist of our current assets of $22,692, evaluated oil and gas property of $405,700.

As of June 30, 2013, we had total current liabilities of $249,865 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

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

On February 5, 2013, we entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the “Termination Agreement”) with Range  to assign to Range all of our 43.75% working interest in Range’s right to oil and gas leases covering the White-tail Prospect in Northern Michigan, effective January 22, 2013, and to terminate the Lease Acquisition Agreement dated June 15, 2012 (the “Acquisition Agreement”) and the Operating Agreement, effective January 23, 2013, due to our non-payment of certain costs as required pursuant to the Acquisition Agreement.  Our prior payments for the interests in the White-tail Prospect were not refunded pursuant to the Termination Agreement.  As a result of the Termination Agreement, we recorded a loss from the termination of the prospect in the amount of $291,723.

During the year ended June 30, 2013, the Company paid approximately $90,000 in legal costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The staff’s requests have sought, among other things, information related to the Company’s Financing Agreement with the Investor and the accompanying issuances of shares to Investor , information concerning the Company’s communications or dealings with consultants who introduced the Company to Investor and to oil and gas opportunities, information concerning oil and gas-related agreements, and information concerning the Company’s sale of shares in connection with its S-1 registration statement and related shareholder communications.  The Company is fully cooperating with the staff’s investigation.  At this time, the Company cannot predict reasonably the outcome or timing of this matter as it relates to the Company.  The Company has determined that for the time being, it is not advisable to seek additional funding from the Investor and that the pending investigation is having a material impact on the Company’s ability to seek new funding.  The Company anticipates it will continue to incur significant legal costs related to these matters.

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

We have cash of $9,863 as of June 30, 2013. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to continue our operations and to develop the Dansville Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Energy Development Corp.

We have audited the accompanying balance sheets of American Energy Development Corp. (an exploration stage company) as of June 30, 2013 and 2012, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Development Corp (an exploration stage company) as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 10, 2010) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
October 18, 2013

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012

ASSETS

Current assets
Cash	$9,683	$84,452
Accounts receivable	13,009	9,472

Total current assets	22,692	93,924

Oil and gas properties
Evaluated, net of accumulated depletion of $28,114 and $9,117, respectively	405,700	1,102,083
Unevaluated	-	12,909,593

Total assets	$428,392	$14,105,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$249,865	$211,707

Total current liabilities	249,865	211,707

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, and 102,331,448 and 101,752,506 shares issued and outstanding, as of June 30, 2013 and June 30, 2012, respectively	102,331	101,752
Additional paid-in capital	15,692,588	15,553,719
Accumulated other comprehensive loss	(6,117)	(6,117)
Deficit accumulated during the exploration stage	(15,610,275)	(1,755,461)

Total stockholders’ equity (deficit)	178,527	13,893,893

Total liabilities and stockholders’ equity (deficit)	$428,392	$14,105,600

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	From Inception (March 10, 2010) Through June 30, 2013

Revenues	$204,453	$89,011	$293,464

Operating costs	30,223	8,303	38,526

Net revenue	174,230	80,708	254,938

Operating expenses
General and administrative	454,497	552,103	1,139,371
Loss on sale of oil and gas property	291,723	-	291,723
Impairment of oil and gas property	13,282,824	1,143,681	14,426,505
Total operating expenses	14,029,044	1,695,784	15,857,599

Loss from operations	(13,854,814)	(1,615,076)	(15,602,661)

Interest expense	-	(3,858)	(7,614)

Loss before income taxes	(13,854,814)	(1,618,934)	(15,610,275)

Provision for income taxes	-	-	-

Net loss	$(13,854,814)	$(1,618,934)	$(15,610,275)

Net loss per common share – basic and diluted	$(0.13)	$(0.01)

Weighted average of common shares – basic and diluted	102,128,700	113,172,797

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH June 30, 2013

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During	Stockholders'
	Number of		Paid-In	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Net Loss	-	-	-	-	(11,083)	(11,083)

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810	-	-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	$(6,117)	$(1,755,461)	$13,893,893

Issuance of common stock for services	468,750	469	101,156	-	-	101,625

Issuances of common stock for cash	75,000	75	29,925	-	-	30,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Issuance of common stock for oil and gas properties	35,192	35	4,188	-	-	4,223

Net Loss	-	-	-	-	(13,854,814)	(13,854,814)

Balance, June 30, 2013	102,331,448	$102,331	$15,692,588	$(6,117)	$(15,610,275)	$178,527

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 31, 2013	For the Year Ended June 31, 2012	From Inception (March 10, 2010) Through June 30, 2013

Cash flows from operating activities
Net loss	$(13,854,814)	$(1,618,934)	$(15,610,275)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	3,600	3,600	12,000
Common stock issued for services	101,625	900	105,525
Depletion expense	18,997	9,117	28,114
Loss on sale of oil and gas property	291,723	-	291,723
Impairment of oil and gas properties	13,282,824	1,143,681	14,426,505
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(3,537)	(9,472)	(13,009)
Increase (decrease) in accounts payable and accrued expenses	54,813	(68,250)	319,134

Net cash used in operating activities	(104,769)	(539,358)	(440,283)

Cash flows from investing activities
Purchase and capitalized costs of oil and gas properties	-	(1,168,596)	(1,424,474)

Net cash used by investing activities	-	(1,168,596)	(1,424,474)

Cash flows from financing activities
Proceeds from issuance of common stock	30,000	1,620,000	1,880,557
Proceeds from issuance of stockholder loan	-	(30,000)	-

Net cash provided by financing activities	30,000	1,590,000	1,880,557

Effect of exchange rates on cash and cash equivalents	-	(6,117)	(6,117)

Net increase (decrease) in cash	(74,769)	(124,071)	9,683

Cash, beginning of period	84,452	208,523	-

Cash, end of period	$9,683	$84,452	$9,683

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	$-	$7,614	$7,614
Common stock for services	$105,225	$4,500	$117,525
Common stock for oil and gas properties	$4,223	$12,700,000	$12,704,223

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

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties. As of June 30, 2013, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis. The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method. As of June 302013 and 2012, the Company reviewed plug and abandonment costs of its producing Brown 2-12 well and deemed the amount to be immaterial.

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

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. At June 30, 2013 and 2012, the Company had one customer that accounted for 100% of its oil and gas sales. Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was no bad debt expense for the years ended June 30, 2013 and 2012.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($15,260,275) from inception (March 10, 2010) through June 30, 2013. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.   DIRECTOR AGREEMENT

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

During the year ended June 30, 2013 and 2012, the Company recorded impairment charges on Dansville prospect of approximately $720,000 and $1,145,000 based on the independent assessment of the future value of its proved reserves.

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
In consideration of the purchase of the interests in the White-tail Prospect, the Company agreed to pay Range a total purchase price of $487,500. The Company paid Range $87,500 to reimburse Range for development costs incurred to date and on June 15, 2012, the Company issued 476,191 common shares for $200,000, or $0.42/share. The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) for a 3-D high resolution seismic survey of the White-tail Prospect. The Company has incurred approximately $226,000 of the AFE.  On February 5, 2013, the Company entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the "Termination Agreement") with Range Michigan LLC ("Range") pursuant to which the Company and Range agreed that (i) the Company assign to Range all of its 43.75% working interest in Range's right to oil and gas leases covering the White-tail Prospect in Northern Michigan (the "Prospect"), effective January 22, 2013, for the nominal consideration of $10 and (ii) both the Company and Range terminate the Lease Acquisition Agreement dated June 15, 2012 by and between the Company and Range (the "Purchase Agreement") and the Joint Operating Agreement dated March 31, 2012 by and between the Company and Range (the "Operating Agreement"), effective January 23, 2013, due to the Company's non-payment of seismic program costs as required pursuant to the Purchase Agreement. There were no material early termination penalties incurred by the Company in connection with the Termination Agreement.  As a result, the Company recorded a loss on the Termination Agreement of $291,723 for the year ended June 30, 2013.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000. The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments.  In October 2012, Range agreed to accept our reimbursement costs of $40,000 as partial payment on the prospect.  As of June 30, 2013, the Company has not closed the acquisition of the Osprey Prospect and does not intend to pursue this transaction.  Accordingly, the Company has impaired its investment in the Osprey Prospect as of June 30, 2013 of approximately $50,000.

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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   WARRANTS

Warrant Activity

As described in Note 7, the Company issued a convertible note with detachable warrants. A summary of warrant activity for the period from June 30, 2011 through June 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Contract Term
Outstanding June 30, 2011	-	$-	-
Issued	2,569,215	$1.46	3.54 years
Exercised	-	-	-
Outstanding June 30, 2012	2,569,215	$1.46	3.54 years
Issued	75,000	$0.66	4.34 years
Exercisable, June 30, 2013	2,644,215	$1.44	3.56 years

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon conversion of warrants as follows:

Warrants	2,644,215
Reserved shares at June 30, 2013	2,644,215

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

As of June 30, 2013, the Company had federal net operating loss carryforwards of ($2,050,000), which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of June 30, 2013 are as follows:

June 30, 2013
Federal net operating loss (@ 34%)	$696,571
Less: valuation allowance	(696,571)

Net deferred tax asset	$-

During the year ended June 30, 2013, the Company’s valuation allowance increased by approximately $99,714.

10.     RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through June 30, 2013, the Company utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations. For the year ended June 30, 2013 and 2012 rent expense was $3,600 and $3,600, respectively.

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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

Company Reserve Estimates.  The Company's proved reserve information as of June 30, 2013 was estimated by NSAI, independent petroleum engineers.  In accordance with SEC guidelines, NSAI’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period July 1, 2012 through June 30, 2013, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at NSAI are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.   Joel Felix, our officer and director, acted as the liaison with the technical persons at NSAI.

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

Oil and Gas Reserve Information. The following reserve quantities and future net cash flow information for our proved reserves located in the State of Michigan in the United States have been estimated as of June 30, 2013.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Reserve Category	Oil (BBLS)	Natural Gas (MCF)	Present Worth at 10%
Proved
Developed:
United States - Michigan	52,398	-	$405,700
Undeveloped:
United States - Michigan	-	-	$-

Total Proved – June 30, 2012	52,398	-	$405,700

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Supplemental Oil and Gas Reserve Information (Continued)

Reserved Quantity	Oil (BBLS)
Balance June 30, 2011	38,003
Purchases	-
Production	(1,170)
Balance, June 30, 2012	36,833
Purchases	-
Extensions, discoveries and other additions	19,070
Production	(3,505)
Balance, June 30, 2013	52,398

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average and were held constant throughout the life of the properties. The oil price used as of June 30, 2013 was $87.52 per bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Standardized Measure of Future Net Cash Flows:

June 30, 2013
Future cash flows	$1,219,300
Future production and operating costs	(591,100)
Future development costs	(10,900)
Future income taxes	-
Future net cash flows before discount	617,300
10% discount for estimated timing of cash flows	(211,600)
Standardized measure of discounted future net cash flows	$405,700

Changes in the Standard Measure of Discounted Cash Flows:

June 30, 2013
Standardized measure of discounted future net cash flows, beginning of period	$1,131,050
Purchases of reserves in place	-
Extension and discoveries, net of future production and development costs	-
Sales of oil and gas produced, net of production costs	(209,700)
Revisions of previous quantity estimates	(448,100)
Net change in prices and production costs	(67,550)
Net change in income taxes	-
Changes in timing and other	-
Standardized measure of discounted future net cash flows, end of period	$405,700

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.         Supplemental Oil and Gas Reserve Information (Continued)

Production.  For the year ended June 30, 2013, we only had oil production from our interest in the Brown 2-12 well located in Ingham County, Michigan.  The Company produced approximately 3,505 barrels on a net basis.

Drilling Activity. During the year ended June 30, 2013, we had no further drilling activity. One of the wells in the Dansville Prospect, the Brown 2-12, has been drilled and was put into production in the prior year.  We also own a working interest in a three well developmental drilling project in Pottawatomie County, Oklahoma, known as the Magnolia Prospect. However, this prospect has been fully impaired for in the prior year due to lack of adequate production.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Michigan.

Gross and Net Productive Wells for the year ended June 30, 2013:

	Oil
	Gross	Net
United States -
Michigan	1	0.44
	1	0.44

Gross and Net Developed Acreage for year ended June 30, 2013:

	Oil
	Gross	Net
United States -
Michigan	160	42
	160	42

Gross and Net Undeveloped Acreage for year ended June 30, 2013:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Herold Ribsskog	62	Chief Executive Officer, President, Director
Joel Felix	45	Chief Financial Officer, Treasurer, Secretary, Director

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

Director Independence.  No members of our Board of Directors are independent using the definition of independence under the rules of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table.   The following table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Herold Ribsskog, President, CEO	2013	31,335	0	0	0	0	0	51,625	13,500
	2012	87,500	10,000	0	0	0	0	0	97,500
Joel Felix, CFO, Treasurer, Secretary	2013	58,000	0	0	0	0	0	0	58,000
	2012	61,000	1,000	0	0	0	0	0	62,000

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

Outstanding Equity Awards. As of June 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Herold Ribsskog, President, CEO	0	0	0	0	0	0	0	0	0
Joel Felix, CFO, Treasurer, Secretary	0	0	0	0	0	0	0	0	0

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended June 30, 2013.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended June 30, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Herold Ribsskog	0	0	0	0	0	0	0
Joel Felix	0	0	0	0	0	0	0
Kevin Goldrick (1)	6,000	0 (1)	0	0	0	0	6,000

(1)   On December 6, 2012, Kevin Goldrick resigned as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 17, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

The number of shares beneficially owned by each 5% holder, director or executive officer is determined by the rules of the SEC, and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of October 17, 2013 through the exercise of any stock option or other right. For purposes of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after October 17, 2013 are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Herold Ribsskog 1230 Avenue of the Americas, 7th Floor New York, NY 10020	3,000,000 Shares Chief Executive Officer, President, and Director	2.94%
Common Stock	Joel Felix 1230 Avenue of the Americas, 7th Floor New York, NY 10020	2,000,000 Shares Chief Financial Officer, Treasurer, Secretary and Director	1.96%
Common Stock	Pepper Canister Nominees Limited (2) 44-45 St. Stephens Green Dublin, Ireland	12,500,000 Shares 5% Holder	12.26%
Common Stock	Asia-Pacific Capital Limited (3) Dekk House, Rue De Zippora Province, Mahe, Seychelles	7,500,000 Shares 5% Holder	7.33%
Common Stock	BC Management S.A. (3) Main Street, Charlestown, Nevis	7,775,000 Shares 5% Holder	7.60%
Common Stock	Fenzo Finance S.A. (3) Wards Building, Brown Hill St. John's Parish, Barbados	7,400,000 Shares 5% Holder	7.26%
Common Stock	Figaro Invest And Finance Corp. (3) Wattley Building P.O. Box 3 410, Road Town Tortola, British Virgin Islands	7,900,000 Shares 5% Holder	7.75%
Common Stock	Carly Invest Ltd (3) Trust Company Complex Ajetake Road, Ajetake Island Majuro 96990	6,875,000 Shares 5% Holder	6.72%
Common Stock	All Executive Officers and Directors as a Group	5,000,000 Shares	4.88%

(1)	Percentage of beneficial ownership of our common stock is based on 102,331,448 shares of common stock outstanding as of the date of the table.
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

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal years ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $22,000 and $32,500, respectively.

Audit-Related Fees. For the fiscal years ended June 30, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended June 30, 2013 and 2012, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

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

10.21	Form of Warrant dated October 12, 2011, incorporated by reference to our Current Report on Form 8-K filed on October 18, 2011
10.22	Promissory Note dated December 2, 2011, incorporated by reference to our Current Report on Form 8-K filed on December 6, 2011
10.23	Director Agreement by and between American Energy Development Corp. and Kevin Goldrick dated December 19, 2011, incorporated by reference to our Current Report on Form 8-K filed on December 20, 2011
10.24	Form of Warrant dated March 20, 2012, incorporated by reference to our Current Report on Form 8-K filed on March 22, 2012
10.25	Form of Warrant dated March 30, 2012, incorporated by reference to our Current Report on Form 8-K filed on April 5, 2012
10.26	Operating Agreement with Range Michigan LLC dated April 27, 2012, incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2012
10.27	Amendment to Employment Agreement with Joel Felix dated May 1, 2012, incorporated by reference to our Quarterly Report on Form 10-Q filed on May 3, 2012
10.28	Lease Acquisition Agreement between American Energy Development Corp. and Range Michigan LLC dated June 15, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.29	Assignment, Bill of Sale and Conveyance effective March 31, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.30	Operating Agreement by and between American Energy Development Corp. and Range Michigan LLC dated June 15, 2012, incorporated by reference to our Current Report on Form 8-K filed on June 21, 2012
10.31	Brown 2-12 Joint Operating Agreement, incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012
23.1	Consent of Independent Petroleum Engineers and Geologists (1)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1	NSAI Reserves Report (1)
101.ins	XBRL Instance Document (2)
101.sch	XBRL Taxonomy Schema Document (2)
101.cal	XBRL Taxonomy Calculation Linkbase Document (2)
101.def	XBRL Taxonomy Definition Linkbase Document (2)
101.lab	XBRL Taxonomy Label Linkbase Document (2)
101.pre	XBRL Taxonomy Presentation Linkbase Document (2)
(1)          Filed herewith.
(2)           Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-K within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Energy Development Corp.
a Nevada corporation

October 30, 2013	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

October 30, 2013	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Treasurer, and a director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:		October 30, 2013
Herold Ribsskog
Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

By:		October 30, 2013
Joel Felix
Its:	Chief Financial Officer, Treasurer, and a director (Principal Financial and Accounting Officer)