Form 10-Q
period 2013-09-30
American Energy Development Corp.
filed 2013-11-22
CIK 1499735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-169014

  American Energy Development Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2304001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 20, 2013, there were 102,331,448 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN ENERGY DEVELOPMENT CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013

ASSETS

Current assets
Cash	$8,758	$9,683
Accounts receivable	14,521	13,009

Total current assets	23,279	22,692

Oil and Gas Property
Evaluated, net of accumulated depletion of $28,594 and $28,114 as of September 30, 2013 and June 30, 2013, respectively	405,220	405,700
Unevaluated	-	-

Total assets	$428,499	$428,392

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$253,613	$249,865

Total current liabilities	253,613	249,865

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; 3,000,000,000 shares authorized, and 102,331,448 and 102,331,448 shares issued and outstanding, as of September 30, 2013 and June 30, 2013, respectively	102,331	102,331
Additional paid-in capital	15,693,488	15,692,588
Accumulated other comprehensive loss	(6,117)	(6,117)
Deficit accumulated during the exploration stage	(15,614,816)	(15,610,275)

Total stockholders’ equity (deficit)	174,886	178,527

Total liabilities and stockholders’ equity (deficit)	$428,499	$428,392

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	From Inception (March 10, 2010) Through September 30, 2013

Revenues	$45,983	$70,574	$339,447

Operating costs	3,068	6,605	41,594

Gross margin	42,915	63,969	297,853

Operating expenses
General and administrative	47,456	197,670	1,186,827
Loss on sale of oil and gas property	-	-	291,723
Impairment of oil and gas property	-	-	14,426,505
Total operating expenses	47,456	197,670	15,905,055

Loss from operations	(4,541)	(133,701)	(15,607,202)

Interest expense	-	-	(7,614)

Loss before income taxes	(4,541)	(133,701)	(15,614,816)

Provision for income taxes	-	-	-

Net loss	$(4,541)	$(133,701)	$(15,614,816)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares – basic and diluted	102,331,448	101,772,683

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (MARCH 10, 2010)
THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

					Deficit
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During	Stockholders'
	Number of		Paid-In	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Loss	Stage	(Deficit)

Balance, March 10, 2010	-	$-	$-	$-	$-	$-

Issuance of common stock for services	90,000,000	90,000	(87,000)	-	-	3,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	-	1,200

Net loss	-	-	-	-	(11,083)	-

Balance, June 30, 2010	90,000,000	90,000	(85,800)	-	(11,083)	(6,883)

Issuances of common stock for cash	69,167,100	69,167	161,390	-	-	230,557

Issuance of common stock for oil and gas properties	12,000,000	12,000	1,073,000	-	-	1,085,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Net loss	-	-	-	-	(125,444)	(125,444)

Balance, June 30, 2011	171,167,100	$171,167	$1,152,190	$-	$(136,527)	$1,186,830

Issuance of common stock for services	90,000	90	810	-	-	900

Issuances of common stock for cash	2,669,215	2,669	1,617,331	-	-	1,620,000

Surrender of common stock by the stockholder	(85,150,000)	(85,150)	85,150	-	-	-

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Forgiveness of debt by former stockholders	-	-	7,614	-	-	7,614

Issuance of common stock for oil and gas properties	12,976,191	12,976	12,687,024	-	-	12,700,000

Foreign currency loss	-	-	-	(6,117)	-	(6,117)

Net Loss	-	-	-	-	(1,618,934)	(1,618,934)

Balance, June 30, 2012	101,752,506	$101,752	$15,553,719	$(6,117)	$(1,755,461)	$13,893,893

Issuance of common stock for services	468,750	469	101,156	-	-	101,625

Issuances of common stock for cash	75,000	75	29,925	-	-	30,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,600	-	-	3,600

Issuance of common stock for oil and gas properties	35,192	35	4,188	-	-	4,223

Net Loss	-	-	-	-	(13,854,814)	(13,854,814)

Balance, June 30, 2013	102,331,448	$102,331	$15,692,588	$(6,117)	$(15,610,275)	$178,527

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	-	900

Net Loss	-	-	-	-	(4,541)	(4,541)

Balance, September 30, 2013	102,331,448	$102,331	$15,693,488	$(6,117)	$(15,614,816)	$174,886

See accompanying notes to consolidated financial statements.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	From Inception (March 10, 2010) Through September 30, 2013

Cash flows from operating activities
Net loss	$(4,541)	$(133,701)	$(15,614,816)
Adjustments to reconcile net loss to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	12,900
Common stock issued for services	-	50,625	105,525
Depletion expense	480	3,645	28,594
Loss on sale of oil and gas property	-	-	291,723
Impairment of oil and gas properties	-	-	14,426,505
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(1,512)	9,472	(14,521)
Increase (decrease) in accounts payable and accrued expenses	3,748	242,904	322,882

Net cash used in operating activities	(925)	173,845	(441,208)

Cash flows from investing activities
Purchase and capitalized costs of oil and gas properties	-	(233,389)	(1,424,474)

Net cash used by investing activities	-	(233,389)	(1,424,474)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	1,880,557
Proceeds from issuance of stockholder loan	-	-	-

Net cash provided by financing activities	-	-	1,880,557

Effect of exchange rates on cash and cash equivalents	-	-	(6,117)

Net increase (decrease) in cash	(925)	(59,544)	8,758

Cash, beginning of period	9,683	84,452	-

Cash, end of period	$8,758	$24,908	$8,758

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Non-cash transactions
Forgiveness of debt from former shareholder	$-	$-	$7,614
Common stock for services	$-	$-	$117,525
Common stock for oil and gas properties	$-	$-	$12,704,223

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended June 30, 2013. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. We made certain reclassifications to prior-period amounts to conform to the current presentation.

Exploration Stage

The Company is engaged in the acquisition, exploration and development of producing oil and gas properties. As of September 30, 2013, the Company owns acreage in the State of Michigan which includes a 43.75% working interest in three separate oil and gas leases in Ingham County, Michigan (the “Dansville Prospect”) totaling approximately 1,343 acres along with option rights to acquire a 50% working interest in three (3) prospects located in Trenton Township, Washtenaw County, Trenton Township, Jackson County, and Kinneville Township, Ingham County, Michigan (the “Option Prospects”), and seismic data for certain properties located in Ingham and Calhoun Counties, Michigan for further exploration and analysis. The Company also owns a 1.4% working interest in certain oil and gas leases in Pottawatomie County, Oklahoma (the “Magnolia Prospect”).

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
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage (Continued)

In December 2012, the Company determined that the costs to obtain required approvals necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approvals too remote to pursue the prospect further. As a result in the prior fiscal year, the Company has impaired its investment of Reservoir Resources.

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability, if any, will be allocated to operating expense using a systematic and rational method. As of September 30, 2013, the Company reviewed plug and abandonment costs of its producing Brown 2-12 well and deemed the amount to be immaterial.

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

Reclassifications

Certain amounts in the 2013 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

The Company collects its receivables on its working interests in oil and gas properties from the well operators. As such, the Company generally has relatively few customers. These receivables are unsecured and the Company performs ongoing credit evaluations of the well operators’ financial condition whenever necessary. At September 30, 2013, the Company had one customer that accounted for 100% of its oil and gas sales. Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.

There was no bad debt expense for the three months ended September 30, 2013 and 2012.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($15,614,816) from inception (March 10, 2010) through September 30, 2013. The Company is subject to those risks associated with exploration stage companies. The Company’s present revenues are insufficient to meet operating expenses. Additional debt and equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.   INVESTMENTS IN OIL AND GAS PROPERTIES

Dansville Prospect – Proved (Evaluated) Property

On June 14, 2011, the Company entered into and closed an omnibus agreement (“Omnibus Agreement”) with Range Michigan LLC, a Wyoming limited liability company (“Range”), pursuant to which the Company acquired interests in certain oil and gas drilling areas and land leases located in Ingham County, Michigan and seismic data relating to such areas and leases for the total purchase price of 12,000,000 shares of the Company’s common stock for the cost to date of the development and seismic data which was $ 1,085,000. During 2011, the company incurred additional costs of approximately $1,152,000. The Omnibus Agreement required the Company to effect a 30-to-1 forward stock split of all shares of Common Stock within 30 days of the effective date of the Omnibus Agreement (“Forward Split”). The forward stock split occurred on July 14, 2011.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

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

During the prior fiscal years, the Company recorded an impairment charge on the Dansville Prospect of approximately $720,000 based on the independent assessment of the future value of its proved reserves.

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

In December 2012, the Company determined that the costs to obtain required approvals necessary to develop and drill the Windsor Prospect of Reservoir Resources were too significant and the likelihood of obtaining the approvals too remote to pursue the prospect further. As a result, the Company has impaired its investment of Reservoir Resources in the amount of $12,512,535 in the prior fiscal year.

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.   INVESTMENTS IN OIL AND GAS PROPERTIES (Continued)

White Tail Prospect

On March 6, 2012, the Company entered into a letter of intent to acquire a forty three and seventy five hundredths percent (43.75%) working interest and a thirty five percent (35%) net revenue interest in the White-tail Prospect from Range Michigan LLC, a Wyoming limited liability company, which covers approximately 4,000 acres.

In consideration of the purchase of the interests in the White-tail Prospect, the Company agreed to pay Range a total purchase price of $487,500. The Company paid Range $87,500 to reimburse Range for development costs incurred to date and on June 15, 2012, the Company issued 476,191 common shares for $200,000, or $0.42/share. The Company further agreed to pay one hundred percent (100%) of the Authority For Expenditure (“AFE”) for a 3-D high resolution seismic survey of the White-tail Prospect. The Company incurred approximately $226,000 of the AFE. On February 5, 2013, the Company entered into an Assignment of Oil and Gas Leases, Termination of Lease Acquisition Agreement and Operating Agreement and Disclaimer (the "Termination Agreement") with Range Michigan LLC ("Range") pursuant to which the Company and Range agreed that (i) the Company assign to Range all of its 43.75% working interest in Range's right to oil and gas leases covering the White-tail Prospect in Northern Michigan (the "Prospect"), effective January 22, 2013, for the nominal consideration of $10 and (ii) both the Company and Range terminate the Lease Acquisition Agreement dated June 15, 2012 by and between the Company and Range (the "Purchase Agreement") and the Joint Operating Agreement dated March 31, 2012 by and between the Company and Range (the "Operating Agreement"), effective January 23, 2013, due to the Company's non-payment of seismic program costs as required pursuant to the Purchase Agreement. There were no material early termination penalties incurred by the Company in connection with the Termination Agreement. As a result, in the prior fiscal year the Company recorded a loss on the Termination Agreement of $291,723.

Osprey Prospect

On April 17, 2012, the Company entered into a letter of intent to acquire 43.75% working interest and a 35% net revenue interest in the Osprey Prospect from Range Michigan LLC, a Wyoming limited liability company.

In consideration of the purchase of the interests in the Osprey Prospect, the Company will pay Range a total purchase price of $80,000. The Company paid Range $50,000 to reimburse Range for development costs incurred to date and any prior land lease payments. In October 2012, Range agreed to accept our reimbursement costs of $40,000 as partial payment on the prospect. As of June 2013, the Company has not closed the acquisition of the Osprey Prospect and does not intend to pursue this transaction. Accordingly, the Company has impaired its investment in the Osprey Prospect during the prior fiscal year of approximately $50,000.

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

5.   COMMON STOCK

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

5.   COMMON STOCK (Continued)

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

On March 12, 2012, the Company issued 12,500,000 shares of its common stock pursuant to a Purchase Agreement with Pepper Canister Nominees Limited to acquire all of the issued and outstanding shares of Reservoir Resources Limited, which through its wholly-owned subsidiary, owns an oil and gas exploration and development license in the United Kingdom. See Note 3.

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

On June 15, 2012, the Company issued 476,191 common shares valued at $200,000 as partial consideration for the White-tail Prospect. See Note 3.

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

AMERICAN ENERGY DEVELOPMENT CORP.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.   WARRANTS

As described in Note 5, the Company issued a convertible note with detachable warrants. As of September 30, 2013, there were 2,644,215 warrants issuable into 2,644,215 shares of common stock with a weighted average exercise price of $0.73 and a weighted average remaining contract term of 3.3 years. There was no warrant activity for the three months ended September 30, 2013.

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

As of September 30, the Company had federal net operating loss carryforwards of (2,054,000), which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of September 30, 2013 are as follows:

Federal net operating loss (@ 34%)	$698,360
Less: valuation allowance	(698,360)

Net deferred tax asset	$-

During the three months ended September 30, 2013, the Company’s valuation allowance increased by approximately $1,800.

8.   RELATED PARTY TRANSACTIONS

From the Company’s inception (March 10, 2010) through September 30, 2013, the Company utilized office space of an officer and stockholder at no charge. The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $300 per month to operations. For the quarter ended September 30, 2013 and 2012 rent expense was $900 and $900, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended June 30, 2013, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended September 30, 2013, together with notes thereto, which are included in this Quarterly Report.

For the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Results of Operations.

Revenues. We had revenues of $45,983 for the three months ended September 30, 2013, as compared to revenues of $70,574 for the three months ended September 30, 2012.  We do not anticipate we will generate more significant revenues from oil and gas sales from our interest in the Dansville Prospect.

Operating Expenses. For the three months ended September 30, 2013, our total operating expenses were $47,456, as compared to total operating expenses of $197,670 for the three months ended September 30, 2012. Our operating expenses for the three months ended September 30, 2013, were comprised solely of general and administrative expenses of $47,456.  The decrease in general and administrative expenses from $197,670 for the three months ended September 30, 2012, is directly related to the decreased size of our operations.

We expect that our future monthly operating expenses for fiscal year 2013 may increase from our current expense levels, plus we expect to incur additional direct costs relating to drilling the Dansville Prospect in Michigan. We will continue to incur significant general and administrative expenses as a result of being a public company.

Net Loss.    For the three months ended September 30, 2013, our net loss was $4,541, as compared to our net loss of $133,701 for the three months ended September 30, 2012.   We cannot guarantee that we will be able to generate additional revenues or, if that we do generate additional revenues, that such revenues will be sufficient to cover our operating costs and reduce our net loss in future periods.

Financial Condition, Liquidity and Capital Resources.  As of September 30, 2013, we have cash of $8,758 and accounts receivable of $14,521 which comprises our current assets of $23,279 as of that date.  Our total assets of $428,499 as of September 30, 2013 consist of our current assets of $23,279, and evaluated oil and gas property of $405,220.

As of September 30, 2013, we had total current liabilities of $253,613 all of which were represented by accounts payable and accrued expenses. We had no other long term liabilities, commitments or contingencies.

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

During the prior fiscal year, the Company paid approximately $90,000 in legal costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The staff’s requests have sought, among other things, information related to the Company’s Financing Agreement with  the Investor  and the accompanying issuances of shares to  Investor, information concerning the Company’s communications or dealings with consultants who introduced the Company to  Investor  and to oil and gas opportunities, information concerning oil and gas-related agreements, and information concerning the Company’s sale of shares in connection with its S-1 registration statement and related shareholder communications.  The Company is fully cooperating with the staff’s investigation.  At this time, the Company cannot predict reasonably the outcome or timing of this matter as it relates to the Company.  The Company has determined that for the time being, it is not advisable to seek additional funding from the  Investor  and that the pending investigation is having a material impact on the Company’s ability to seek new funding.  The Company anticipates it will continue to incur significant legal costs related to these matters.

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

We have cash of $8,758 as of September 30, 2013. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  We need additional cash to continue our operations and to develop the Dansville Prospect and other properties.  We cannot guarantee that we will be successful in obtaining sufficient capital to develop any of our properties.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

American Energy Development Corp., a Nevada corporation

November 22, 2013	By:	/s/ Herold Ribsskog
Herold Ribsskog
	Its:	Chief Executive Officer, President, and a director
(Principal Executive Officer)

November 22, 2013	By:	/s/ Joel Felix
Joel Felix
	Its:	Chief Financial Officer, Secretary, Treasurer, and a director
(Principal Financial and Accounting Officer)